Form 10-K
period 1997-12-31
RESIDENTIAL FUNDING MORTGAGE SECURITIES I INC
filed 1998-03-31
CIK 774352

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-K


       Annual Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
            For the fiscal year ended December 31, 1997

     Commission File Number 2-99554, 33-9518, 33-10349, 33-20826, 33-26683,
      33-31592, 33-35340, 33-40243, 33-44591, 33-49296, 33-49689, 33-52603,
                        33-54227, 33-3846 and 333-39665.


          RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.


                 State of Incorporation:  Delaware
         I.R.S. Employer Identification Number:  75-2006294

                8400 Normandale Lake Blvd, Suite 600
                    Minneapolis, Minnesota 55437
                      Telephone (612) 832-7000



Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None. Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]       No [ ]

























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

   Item 2.     Properties

   Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 31, 1998 are filed as Exhibit 1 under Item 14(a) hereof.

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

           (b) At December 31, 1997, the number of holders of record of each outstanding series of Certificates is listed in Exhibit 3 under
               Item 14(a) hereof.

           (c) Not applicable.


   Item 6.     Selected Financial Data

               Information not provided pursuant to Exemptive Order.


   Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

               Information not provided pursuant to Exemptive Order.

   Item 8.     Financial Statements & Supplementary Financial Data

   See the Master  Servicer's  Annual  Statement of Compliance  that is filed as
   Exhibit 1 under Item 14(a) hereof; see also report dated January 20, 1998 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as Exhibit 2 under Item 14(a) hereof.

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


   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management

           (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 1997 is listed in Exhibit 4 under Item 14(a) hereof.

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

               Part II, Item 5(b). . . . . . . . . . . . . . . . . . . .3

               Part III, Item 12(a). . . . . . . . . . . . . . . . . . .4

               Audited financial statements for the year ended December 31, 1997, for Financial Security Assurance Inc.*

              Audited financial statements for the year ended December 31,
               1997, for Municipal Bond Investors Assurance Corporation.**


           (b) See Item 2.

           (c) Not applicable.

(d) Not applicable. No annual report or proxy material has been sent to security holders.

*Incorporated by reference to the audited financial statements of Financial Security Assurance Inc. filed with the Securities and Exchange Commission on March 24, 1998 as part of the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. (Commission file #1-12644) for the twelve-month period ended December 31, 1997.

**Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc., filed with the Securities and Exchange Commission on March 30, 1998 as part of its Annual Report on Form 10-K (Commission file #1-9583) for the twelve-month period ended December 31, 1997.





   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 1998.

   RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.


   BY: s/Bruce J. Paradis

   Bruce J. Paradis
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   s/Bruce J. Paradis

   Bruce J. Paradis
   President
   March 31, 1998


   s/Dennis W. Sheehan

   Dennis W Sheehan
   Assistant Treasurer
   March 31, 1998


   s/Davee Olson

   Davee L. Olson
   Executive Vice President,
   Chief Financial Officer
   March 31, 1998




   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 1998.

   RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.


   BY:

   Bruce J. Paradis
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




   Bruce J. Paradis
   President
   March 31, 1998




   Dennis W Sheehan
   Assistant Treasurer,
   March 31, 1998






   Davee L. Olson
   Executive Vice President,
   Chief Financial Officer
   March 31, 1998





Item 14                                                               Exhibit #1

                     OFFICERS' ANNUAL COMPLIANCE CERTIFICATE



     The undersigned, Managing Director and Director, respectively, of Residential Funding Corporation (the "Master Servicer"), pursuant to the various Pooling and Servicing Agreements (the "Agreements") under which RFC acts as Master Servicer or Manager, which agreements require an annual statement of compliance to be made to the Certificate holders by officers of the Master Servicer, hereby certify that:


     (i) a review of the activities of the Master Servicer during the preceding calendar year and of performance under the Agreements has been made under the undersigned officers' supervision;

     (ii) to the best of the undersigned officers' knowledge, based on such review, the Master Servicer has fulfilled its obligations in all material respects throughout such year;

    (iii) to the best of each undersigned officers' knowledge, based on such review, each Subservicer and Servicer has fulfilled its obligations under its servicing agreement in all material respects; and

     (iv) the Company has fully complied with the provisions of Article II of the Pooling and Servicing Agreement.


Dated:  March 31, 1998




/s/ Linda C. Simmons                                        /s/Karen B. Gill
    Linda C. Simmons                                           Karen B.Gill
    Managing Director                                          Director







Item 14                                                                Exhibit 2

Residential Funding Corporation

Uniform Single Attestation
Program for Mortgage Bankers
December 31, 1997


                       Report of Independent Accountants
January 20, 1998


To the Board of Directors and Stockholder of Residential Funding Corporation

We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with their minimum servicing standards in their role as Master Servicer as of and for the year ended December 31, 1997 included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certif icates serviced on or before September 30, 1997. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with their minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with their minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination proc edures were performed on a specific loan or series of certificates as listed in the attached
Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with their minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1997 is fairly stated, in all material respects, except for the instances of noncompliance described in the attached management assertion.



January 20, 1998


Price Waterhouse LLP
3100 Multifoods Tower
33 South Sixth Street
Minneapolis, MN  55402

As of and for the year ended December 31, 1997,  Residential Funding Corporation
(RFC) has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements, except for where indicated in Section I.A. - Custodial Bank
Accounts and Section V.A. - Mortgagor Loan Accounting. Direct servicing functions are performed by various subservicers.

Our minimum standards are:

I.      CUSTODIAL BANK ACCOUNTS

        A.  Reconciliations  shall  be  prepared  on a  monthly  basis  for  all
custodial   bank   accounts   and  related   bank   clearing   accounts.   These
reconciliations shall:

     1)   Be mathematically accurate.

     2)   Be prepared within thirty (30) calendar days after the cutoff date.

     3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanation for reconciling items.

     4) These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

During 1997, certain custodial bank account reconciliations were not accurately completed within the 30 day standard and reconciling items were not resolved within 90 days of their identification. Procedures have been strengthened to ensure compliance with the minimum standards. As of the date of this letter, RFC was back in compliance with these standards.

     B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

     C. Funds shall be advanced by the master servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedules of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II.     SUBSERVICER REMITTANCES

     A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

     B.  Remittances  from  subservicers   shall  be  reconciled  to  applicable
mortgagor records during the appropriate accounting cycle.

     C.  Reconciliations   shall  be  performed  monthly  for  each  subservicer
remittance. These reconciliations shall:

     1)   Be mathematically accurate.

     2)   Be prepared within thirty (30) days after the cutoff date.


III.    DISBURSEMENTS

     A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

     B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

     C. Only permitted withdrawals per the applicable pooling and servicing agreements shall be made from the custodial accounts for certificateholders.

     D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.


IV.     INVESTOR ACCOUNTING AND REPORTING

        Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.





V.      MORTGAGOR LOAN ACCOUNTTNG

     A. Uniform Single Attestation Program reports from subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

During 1997, the Uniform Single Attestation Program reports from RFC's subservicers were not consistently received or reviewed by the servicing group. However, reports from the larger subservicers were requested, received and reviewed separately by RFC's Quality and Audit group in conjunction with their review of the servicing group. Procedures have been strengthened to ensure compliance with the minimum standards on a prospective basis.

     B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.


VI.     DELINQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the subservicers.


VII.    INSURANCE POLICIES

        As of and for this same period, RFC had in effect a fidelity bond and errors and omissions policy in the amount of $150,000,000 and $60,000,000, respectively.




-----------------------------------
Bruce Paradis
Managing Director/President


-----------------------------------
Davee Olson
Managing Director/Chief Financial Officer


-----------------------------------
Linda Simmons
Managing Director



RESIDENTIAL FUNDING CORPORATION
Serviced Series with Initial Cutoff Date Prior to September 30, 1997
December 31, 1997                                         Exhibit 1
--------------------------------------------------------------------------------

1986 Series
1986 NY Series A 1986-12 1986-15 1986-PC-10R  1986-PC-7R  1986-PC-8R
1986-PC-9R(A) 1986-PC-9R(C) 1986-U2 1986-U5

1987 Series
 1987-1 1987-3 1987-4 1987-6 1987-PC-1  1987-PC-2 1987-PC-3 1987-PC-4
1987-S1  1987-S2  1987-S3  1987-S4  1987-S5  1987-S7  1987-S8  1987-S9  1987-SA1
1987-U10 1987-U11-A  1987-U12-B 1987-U13-A 1987-U13-B 1987-U15 1987-U16 1987-U17
1987-U18 1987-U19 1987-U4 1987-U5 1987-U7 1987 Series (cont.) 1987-U9 1987-WH1-A
1987-WH1-B 1987-WHI-C

1988 Series
 1988 NY Series A 1988-3A 1988-3B 1988-3C  1988-4B  1988-SW1  1988-U1
1988-U10 1988-U2 1988-U3 1988-U4 1988-U5 1988-U8 1988-U9

1989 Series
1989-2 1989-3 1989-3A 1989-3B 1989-3C 1989-4 1989-4A 1989-4B 1989-4C
1989-4D  1989-4E  1989-5A 1989-5B 1989-7 1989-S1 1989-S2 1989-S3 1989-S4 1989-S5
1989-S6 1989 Series (cont.) 1989-SW1A  1989-SW1A  1989-SW1B  1989-SW1B  1989-SW2
1989-U1 1989-WH1

1990 Series
 1990-2  1990-3A  1990-3B  1990-3C  1990-5  1990-6  1990-8  1990-MS1A
1990-MS1B  1990-MS1C  1990-MS1D  1990-MS1E  1990-NY A 1990-PC1 1990-PC2 1990-PC3
1990-PC4  1990-PC5   1990-PC6  1990-PC7  1990-R16  1990-S1  1990-S14   1990-SW1A
1990-SW1B 1990-SW1C 1990-SW2A 1990-SW2B 1990-SW3 1990-WH1 1990-WH-2


1991  Series
  1991-20  1991-21A   1991-21B  1991-21C  1991-25A  1991-25B  1991-4
1991-MS1A  1991-MS1B  1991-MS1C 1991-MS2 1991-MS3A  1991-MS3B 1991-MS3C 1991-R13
1991-R14 1991-R9 1991-S11 1991-S30 1991-SW-1A  1991-SW-1B  1991-SW-1C  1991-SW5A
1991-SW5B 1991-WH4A 1991-WH4B

1992  Series
 1992-13  1992-17A  1992-17B  1992-17C  1992-S1  1992-S10  1992-S11
1992-S12  1992-S14  1992-S15  1992-S16  1992-S18  1992-S19  1992-S2  1992 Series
(cont.) 1992-S20  1992-S21 1992-S22 1992-S23 1992-S24 1992-S25 1992-S26 1992-S27
1992-S28  1992-S29 1992-S3 1992-S30 1992-S31 1992-S32 1992-S33 1992-S34 1992-S35
1992-S36  1992-S37 1992-S38 1992-S39 1992-S4 1992-S40 1992-S41 1992-S42 1992-S43
1992-S44 1992-S5 1992-S6 1992-S7 1992-S8 1992-S9 1992-SW12  1992-SW1A  1992-SW1B
1992-SW1C  1992-SW3  1992-SW4  1992-SW5  1992-SW6  1992-SW7 1992-U10 1992 Series
(cont.) 1992-U11 1992-U2 1992-WH8

1993 Series
1993-1 1993-19 1993-PC11A 1993-PC11B 1993-PC11C 1993-PC12 1993-PC12A
1993-PC3 1993-PC6 1993-PC7 1993-PC9A  1993-PC9B  1993-PC9C  1993-PC9D  1993-PC9F
1993-PC9G  1993-PC9H  1993-PC9I  1993-PC9J  1993-S1 1993-S10  1993-S11  1993-S12
1993-S13  1993-S14 1993-S15 1993-S16 1993-S17 1993-S18 1993-S2 1993-S20 1993-S21
1993-S22  1993-S23  1993-S24  1993-S25  1993-S26  1993 Series  (cont.)  1993-S27
1993-S28  1993-S29 1993-S3 1993-S30 1993-S31 1993-S32 1993-S33 1993-S34 1993-S35
1993-S36  1993-S37 1993-S38 1993-S39 1993-S4 1993-S40 1993-S41 1993-S42 1993-S43
1993-S44  1993-S45  1993-S46  1993-S47 1993-S48 1993-S49 1993-S5 1993-S6 1993-S7
1993-S8 1993-S9 1993-WH1 1993-WH10 1993-WH13 1993-WH13A 1993-WH14  1993-WH14A-94
1993-WH15A  1993-WH15B 1993-WH15C  1993-WH15D  1993-WH15E-94  1993-WH15F-94 1993
Series   (cont.)   1993-WH15G-94   1993-WH15H-94   1993-WH15I-94   1993-WH15J-94
1993-WH15K-94 1993-WH2 1993-WH4A 1993-WH4B 1993-WH4C 1993-WH8

1994 Series
1994-S1 1994-S10 1994-S11 1994-S12 1994-S13 1994-S14 1994-S15
1994-S16 group I 1994-S16 group II 1994-S16 group III 1994-S17 1994-S18 1994-S19
1994-S2  1994-S20  1994-S3 1994-S5  1994-S6  1994-S7  1994-S8  1994-S9  1994-WH1
1994-WH10   1994-WH11A   1994-WH11B  1994-WH12  1994-WH14  1994-WH15  1994-WH16A
1994-WH16B  1994  Series  (cont.)  1994-WH16C   1994-WH16D  1994-WH17  1994-WH18
1994-WH2 1994-WH20 1994-WH21A  1994-WH21B 1994-WH22 1994-WH23 1994-WH3 1994-WH4A
1994-WH4B 1994-WH4C 1994-WH4D 1994-WH4E 1994-WH4F 1994-WH5 1994-WH8 1994-WH9

1995 Series
 1995-1 1995-HWH1  1995-HWH2  1995-HWH3  1995-HWH4  1995-HWH5 1995-K1
1995-KS1  1995-KS2  1995-KS3 group I 1995-KS3 group II 1995-KS4 1995-Q1 1995-QS1
1995-S1  1995-S10  1995-S11  1995-S12  1995-S13  1995-S14  1995  Series  (cont.)
1995-S15  1995-S16  1995-S17  1995-S18 1995-S19 1995-S2 1995-S21 1995-S3 1995-S4
1995-S6 1995-S7 1995-S8 1995-S9 1995-WH1 1995-WH10 1995-WH11 1995-WH12 1995-WH13
1995-WH14  1995-WH15  1995-WH16 1995-WH17 1995-WH18 1995-WH19 1995-WH2 1995-WH20
1995-WH21  1995-WH22A  1995-WH22B  1995-WH23 1995-WH3 1995-WH4 1995-WH5 1995-WH7
1995-WH8 1995-WH9

1996 Series
 1996-HS1  1996-HS2  1996-HS3  1996-KS1 1996 Series (cont.)  1996-KS2
1996-KS3  1996-KS4group  I 1996-KS4group  II 1996-KS5  1996-QS1 group I 1996-QS1 group II 1996-QS2 1996-QS3 group I 1996-QS3 group II 1996-QS4 group I 1996-QS4 group II 1996-QS5group I 1996-QS5group II 1996-QS6 1996-QS7 group I 1996-QS7-group II 1996-QS8 1996-RHS4 1996-S1 1996-S10 1996-S11 1996-S12 1996-S13
1996-S14  1996-S15 1996-S16 1996-S17 1996-S18 1996-S19 1996-S2 1996-S20 1996-S21
1996-S22 1996-S23 1996-S24 1996-S25 1996-S3 1996-S4 1996-S5 1996-S6 1996-S7 1996
Series (cont.) 1996-S8 1996-S9 1996-SW1 1996-SWC-E 1996-WH10 1996-WH11 1996-WH12
1996-WH14  1996-WH15A   1996-WH15B   1996-WH15C  1996-WH16  1996-WH17  1996-WH18
1996-WH18  1996-WH19  1996-WH1A  1996-WH1B  1996-WH2 1996-WH3 1996-WH4 1996-WH4B
1996-WH4C  1996-WH4D  1996-WH4E  1996-WH4F  1996-WH4G group I 1996-WH4G group II
1996-WH4H group I 1996-WH4H group II 1996-WH4I group I 1996-WH4I group II 1996-WH4J group I 1996-WH4J group II 1996-WH5 1996-WH6 1996-WH7 1996-WH9

1997 Series
1997-GMACM4 1997-HI1 1997 Series (cont.) 1997-HI3 1997-HS2 1997-HS5 1997-HWH1
1997-KS1 group I 1997-KS1 group II 1997-KS2 group I 1997-KS2 group II 1997-KS3 group I 1997-KS3 group IIa 1997-KS3 group IIb 1997-KS4 group I 1997-KS4 group II 1997-NPC1 1997-NWH1 1997-NWH2 1997-NWH3 1997-NWH4 1997-NWH5 1997-NWH6 1997-NWH7
1997-NWH8 1997-QPCR1 group I 1997-QPCR1 group II 1997-QPCR2 group I 1997-QPCR2 group II 1997-QPCR2 group III 1997-QPCR3 1997-QS1 1997-QS10 1997-QS11 1997-QS12
1997-QS2   1997-QS3   1997-QS4  1997-QS5  1997-QS6  1997-QS7  1997-QS8  1997-QS9
1997-QWH1  1997-S1  1997 Series  (cont.)  1997-S10  1997-S11  1997-S12  1997-S13
1997-S14  1997-S15  1997-S16  1997-S17  1997-S18 1997-S2 1997-S3 1997-S4 1997-S5
1997-S6 1997-S7 1997-S8 1997-S9 1997-WH10  1997-WH11  1997-WH12gr1  1997-WH12gr2
1997-WH13  1997-WH15  1997-WH1A  1997-WH1B  group I 1997-WH1B group II 1997-WH1C group I 1997-WH1D group I 1997-WH1D group II 1997-WH1E group I 1997-WH1E group II 1997-WH1F group I 1997-WH1F group III 1997-WH1G group I 1997-WH1G group III 1997-WH1I group I 1997-WH1I group II 1997-WH1I group III 1997-WH1J group I
1997-WH1J group II 1997-WH1J group III 1997-WH1K group I 1997 Series (cont.) 1997-WH1K group II 1997-WH3 1997-WH4 1997-WH5 1997-WH6 1997-WH7 1997-WH8 group I
1997-WH8 group II 1997-WH9 1997-WH1F group II 1997-WH1G group II 1997-WH1H group I 1997-WH1H group II 1997-WH1H group III


RESIDENTIAL FUNDING CORPORATION
Serviced Series with Initial Cutoff Date Prior to September 30, 1997
December 31, 1997                                                  Exhibit II
------------------------------------------------------------------------------

Loans Serviced for Others:


        Citizens Thrift & Loan Association
                Pool 5001

        Liberty Lending Services, Inc.
                Pool 5900

        Metropolitan Bank
                Pool 5901

        Owensboro National Bank
                Pool 5002

        Salomon Brothers Realty
                Pool 5005

        Argo Federal Savings Bank
                Pools 5000 and 5004


Item 14                                                               Exhibit #3



RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.
FORM 10-K
PART I, Item 5(b)
EXHIBIT #4 Properties.                                                03/03/98

Mortgage Pool                      Number of Holders of Record

1987-6                                         4

1987-S2                                        2

1987-S5                                        5

1987-S7                                        2

1987-SA1                                       4

1989-2                                         2

1989-7                                         3

1989-S1                                        3

1989-S2                                        1

1989-S4                                        5

1989-SW2                                       3

1990-2                                         3

1990-8                                         3

1990-R16                                       2

1990-S1                                        2

1990-S14                                       6

1991-21A                                       4

1991-21B                                       3

1991-21C                                       2

1991-25A                                       5

1991-25B                                       3

1991-4                                         1

1991-R13                                       9

1991-R14                                       8

1991-R9                                        4

1991-S11                                       6

1991-S30                                       2

1992-13                                        2

1992-17A                                       3

1992-17B                                       3

1992-17C                                       3

1992-S1                                        5

1992-S10                                       5

1992-S11                                      11

1992-S12                                       3

1992-S14                                       4

1992-S15                                       1

1992-S16                                      14

1992-S18                                      10

1992-S19                                      13

1992-S2                                       14

1992-S20                                      26

1992-S21                                       5

1992-S22                                      11

1992-S23                                      14

1992-S24                                      15

1992-S25                                       5

1992-S26                                      14

1992-S27                                       9

1992-S28                                      10

1992-S29                                       5

1992-S30                                      15

1992-S3                                        1

1992-S31                                      10

1992-S32                                      12

1992-S33                                      13

1992-S34                                      14

1992-S35                                      12

1992-S36                                      13

1992-S37                                      11

1992-S38                                       9

1992-S39                                       8

1992-S4                                        1

1992-S40                                      11

1992-S41                                      10

1992-S42                                       4

1992-S43                                      12

1992-S44                                      11

1992-S5                                        8

1992-S6                                        9

1992-S7                                       11

1992-S8                                        6

1992-S9                                        8

1993-1                                        14

1993-19                                        6

1993-MZ1                                      13

1993-MZ2                                      13

1993-MZ3                                      27

1993-S1                                        5

1993-S10                                      19

1993-S11                                      19

1993-S12                                      20

1993-S13                                      16

1993-S14                                      27

1993-S15                                      23

1993-S16                                      19

1993-S17                                      19

1993-S18                                      15

1993-S2                                       12

1993-S20                                      22

1993-S21                                      17

1993-S22                                      34

1993-S23                                      25

1993-S24                                      20

1993-S25                                      15

1993-S26                                      18

1993-S27                                      19

1993-S28                                      18

1993-S29                                      20

1993-S3                                       13

1993-S30                                      28

1993-S31                                      16

1993-S32                                      12

1993-S33                                       4

1993-S34                                      26

1993-S35                                      19

1993-S36                                      24

1993-S37                                      21

1993-S38                                       4

1993-S39                                      28

1993-S4                                        3

1993-S40                                      31

1993-S41                                      13

1993-S42                                      19

1993-S43                                      18

1993-S44                                      25

1993-S45                                      31

1993-S46                                       6

1993-S47                                      38

1993-S48                                      16

1993-S49                                      16

1993-S5                                        4

1993-S6                                       16

1993-S7                                       14

1993-S8                                        3

1993-S9                                       11

1994-MZ1                                      14

1994-RS4                                       5

1994-S1                                       46

1994-S10                                      16

1994-S11                                      12

1994-S12                                      13

1994-S13                                      16

1994-S14                                       7

1994-S15                                      18

1994-S16                                       9

1994-S17                                      19

1994-S18                                      13

1994-S19                                      10

1994-S2                                       24

1994-S20                                       8

1994-S3                                       11

1994-S5                                       17

1994-S6                                       10

1994-S7                                       27

1994-S8                                       14

1994-S9                                       18

1995-R20                                      19

1995-R5                                       10

1995-S1                                       16

1995-S10                                      19

1995-S11                                      29

1995-S12                                      13

1995-S13                                       6

1995-S14                                      17

1995-S15                                      14

1995-S16                                      23

1995-S17                                      20

1995-S18                                      15

1995-S19                                       9

1995-S2                                        6

1995-S21                                      20

1995-S3                                       16

1995-S4                                       14

1995-S6                                        8

1995-S7                                       17

1995-S8                                       15

1995-S9                                       20

1996-S1                                       25

1996-S10                                      17

1996-S11                                      11

1996-S12                                       3

1996-S13                                      15

1996-S14                                      29

1996-S15                                      33

1996-S16                                      31

1996-S17                                      16

1996-S18                                      24

1996-S19                                      13

1996-S2                                       13

1996-S20                                      22

1996-S21                                      17

1996-S22                                      23

1996-S23                                      26

1996-S24                                      17

1996-S25                                      22

1996-S3                                       18

1996-S4                                       28

1996-S5                                       13

1996-S6                                       24

1996-S7                                       25

1996-S8                                       14

1996-S9                                       26

1997-S1                                       15

1997-S10                                      14

1997-S11                                      17

1997-S12                                      35

1997-S13                                      26

1997-S14                                      22

1997-S15                                      17

1997-S16                                      14

1997-S17                                      72

1997-S19                                      17

1997-S2                                       27

1997-S20                                      20

1997-S21                                      11

1997-S3                                       24

1997-S4                                       18

1997-S5                                       20

1997-S6                                       18

1997-S7                                       15

1997-S8                                       20

1997-S9                                       34





Item 14                                                               Exhibit 4

RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                     03/03/98

Series
Class         Holder Name and Address                     Face Amount   Percent
________________________________________________________________________________
1987-6        CEDE & CO                                126,773,000.00   49.9997
A             C/O DEPOSITORY TRUST CO.
              ATTN: DIVIDEND ANNOUNCEMENTS
              7 HANOVER SQUARE, 22ND FLOOR
              NEW YORK, NY  10004


1987-6        SOUTH BOSTON SAVINGS BANK                126,773,722.44   50.0000
STRIP         C/O BANK OF BOSTON
              ATTN TREASURY OPERATIONS PORTFOLIO
              100 FEDERAL ST/01-12-02
              BOSTON MA  02110


1987-S2       RESIDENTIAL FUNDING CORPORATION          120,690,107.20   50.0000
C             ATTN: DAVE OLSON
              SUITE 600
              8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437


1987-S2       SOUTHERN CALIFORNIA SAVINGS              120,690,107.20   50.0000
STRIP         AND LOAN ASSOCIATION
              9100 WILSHIRE BOULEVARD
              BEVERLY HILLS, CA  90212



1987-S5       CEDE & CO                                 72,064,000.00   31.8330
A             C/O DEPOSITORY TRUST CO.
              ATTN: DIVIDEND ANNOUNCEMENTS
              7 HANOVER SQUARE, 22ND FLOOR
              NEW YORK, NY  10004


1987-S5       RESIDENTIAL FUNDING CORPORATION           75,460,382.07   33.3333
C             ATTN: DAVE OLSON
              SUITE 600
              8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437


1987-S5       SOUTHERN CALIFORNIA SAVINGS               75,460,382.07   33.3333
STRIP         AND LOAN ASSOCIATION
              9100 WILSHIRE BOULEVARD
              BEVERLY HILLS, CA  90212



1987-S7       RESIDENTIAL FUNDING CORPORATION          100,994,870.37   50.0000
C             ATTN: DAVE OLSON
              SUITE 600
              8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437


1987-S7       FIRST NATIONWIDE BANK                    100,994,870.37   50.0000
STRIP         A FEDERAL SAVINGS BANK
              ATTN: FLORA PLETMAN
              135 MAIN STREET 6TH FLOOR
              SAN FRANCISCO, CA  94105-1817


1987-SA1      AUER & CO                                 11,895,323.25   12.6350
A             C/O BANKERS TRUST CO
              CHURCH STREET STATION
              P.O. BOX 704
              NEW YORK, NY  10008


1987-SA1      SIGLER & CO                               32,000,000.00   33.9900
A             C/O CHASE MANHATTAN BANK
              DEPT #3492
              P O BOX 50000
              NEWARK N J  07101-8006


1987-SA1      RESIDENTIAL FUNDING CORPORATION           47,072,732.71   50.0000
C             ATTN: DAVE OLSON
              SUITE 600
              8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437


1989-2        CEDE & CO                                199,725,000.00   99.9996
A             C/O DEPOSITORY TRUST CO.
              ATTN: DIVIDEND ANNOUNCEMENTS
              7 HANOVER SQUARE, 22ND FLOOR
              NEW YORK, NY  10004


1989-7        AUER & CO                                 45,931,254.07   37.9813
A             C/O BANKERS TRUST CO
              P O BOX 704 CHURCH ST STATION
              NEW YORK N Y  10015



1989-7        CEDE & CO                                 74,980,000.00   62.0022
A             C/O DEPOSITORY TRUST CO.
              ATTN: DIVIDEND ANNOUNCEMENTS
              7 HANOVER SQUARE, 22ND FLOOR
              NEW YORK, NY  10004


1989-S1       AUER & CO                                151,041,172.86   46.3000
A             C/O BANKERS TRUST CO
              CHURCH STREET STATION
              P.O. BOX 704
              NEW YORK, NY  10008


1989-S1       RESIDENTIAL FUNDING CORP                 163,111,417.77   50.0000
C             8400 NORMANDALE LAKE BLVD
              SUITE 600
              MINNEAPOLIS MN  55437



1989-S2       RESIDENTIAL FUNDING CORPORATION          117,966,243.36  100.0000
C             ATTN: DAVE OLSON
              SUITE 600
              8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437


1989-S4       CEDE & CO                                 72,408,317.05   78.4781
A-1           C/O DEPOSITORY TRUST CO.
              ATTN: DIVIDEND ANNOUNCEMENTS
              7 HANOVER SQUARE, 22ND FLOOR
              NEW YORK, NY  10004


1989-S4       C ITOH & CO AMERICA INC                    5,000,000.00    5.4191
A-1           335 MADISON AVE
              NEW YORK NY  10017




1989-S4       BANKERS TRUST COMPANY AS TTEE              7,423,674.24    8.0460
B             UNDER THE TRUST AGREEMENT
              DTD 07/29/1993
              3 PARK PLAZA
              IRVINE CA  92714


1989-S4       RESIDENTIAL FUNDING CORPORATION            7,423,674.24    8.0460
C             ATTN: DAVE OLSON
              SUITE 600
              8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437


1989-SW2      SIGLER & CO                              133,916,671.59   45.2000
A             C/O CHASE MANHATTAN BANK
              DEPT #3492
              P O BOX 50000
              NEWARK N J  07101-8006


1989-SW2      ANCHOR SAVINGS BANK FSB                  148,137,911.05   50.0000
C             C/O DIME SAVINGS BANK OF NEW YORK
              ATTN: INVESTMENT ACCOUNTING (ASB-MBS)
              EUROPEAN AMERICAN BANK PLAZA
              EAST TOWER - 13TH FLOOR
              UNIONDALE,  NY  11556-0123

1990-2        SEIDCO                                    40,000,000.00   20.6216
A             TERMINAL ANNEX
              BOX 54986
              LOS ANGELES, CA  90054



1990-2        CEDE & CO                                153,850,000.00   79.3157
A             C/O DEPOSITORY TRUST CO.
              ATTN: DIVIDEND ANNOUNCEMENTS
              7 HANOVER SQUARE, 22ND FLOOR
              NEW YORK, NY  10004


1990-8        CEDE & CO                                 95,160,000.00   90.4669
A             BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1990-8        RESIDENTIAL FUNDING CORPORATION           10,000,000.00    9.5068
S             8400 NORMANDALE LAKE BLVD
              SUITE 600
              MINNEAPOLIS MN  55437



1990-R16      AMERICAN SAVINGS BANK FSB                 23,000,000.00   12.0686
              SECONDARY MARKET DEPT/INVESTOR ACCT
              915 FORT STREET MALL
              HONOLULU, HI  96813



1990-R16      CEDE & CO                                167,576,742.00   87.9314
              DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1990-S1       RESIDENTIAL FUNDING CORPORATION                  100.00   50.0000
R-I           8400 NORMANDALE LAKE BOULEVARD #600
              MINNEAPOLIS MN  55437




1990-S1       RESIDENTIAL FUNDING CORPORATION                  100.00   50.0000
R-II          8400 NORMANDALE LAKE BOULEVARD #600
              MINNEAPOLIS MN  55437




1990-S14      CEDE & CO                                 91,165,276.00   75.9709
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1990-S14      CIG & CO                                  11,825,033.22    9.8542
B             C/O CHASE MANHATTAN BANK, NA
              P.O. BOX 5, BOWLING GREEN STATION
              NEW YORK, NY  10275-0072



1990-S14      RESIDENTIAL FUNDING CORPORATION           10,000,000.00    8.3333
S             8400 NORMANDALE LAKE BOULEVARD
              SUITE 600
              MINNEAPOLIS MN  55437



1991-21A      AMERICAN SAVINGS BANK F S B               12,208,718.07    9.7898
A             SECONDARY MARKET DEPT
              INVESTOR SERVICING
              915 FORT STREET MALL
              HONOLULU, HI  96813


1991-21A      CEDE & CO                                102,200,000.00   81.9510
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1991-21A      RESIDENTIAL FUNDING CORPORATION           10,000,000.00    8.0187
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1991-21B      CEDE & CO                                 56,785,000.00   84.9945
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1991-21B      RESIDENTIAL FUNDING CORPORATION           10,000,000.00   14.9678
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1991-21C      AMERICAN SAVINGS BANK F S B               23,305,328.64   69.9748
A             SECONDARY MARKET DEPT
              INVESTOR SERVICING
              915 FORT STREET MALL
              HONOLULU, HI  96813


1991-21C      RESIDENTIAL FUNDING CORPORATION           10,000,000.00   30.0252
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1991-25A      AMERICAN SAVINGS BANK FSB                 25,000,000.00   44.0143
A             SECONDARY MARKET / INVESTOR ACC.
              915 FORT STREET MALL
              HONOLULU HI  96813



1991-25A      CEDE & CO                                 31,700,000.00   55.8101
A             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1991-25B      AMERICAN SAVINGS BANK FSB                 16,584,135.22   20.8385
A             915 FORT STREET
              HONOLULU HI  96813




1991-25B      CEDE & CO                                 63,000,000.00   79.1614
A             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1991-4        CEDE & CO                                139,233,192.04  100.0000
A             C/O DEPOSITORY TRUST CO.
              ATTN: DIVIDEND ANNOUNCEMENTS
              7 HANOVER SQUARE, 22ND FLOOR
              NEW YORK, NY  10004


1991-R13      AMERICAN SAVINGS BANK F S B               25,000,000.00   15.0879
A             SECONDARY MARKET DEPT
              INVESTOR SERVICING
              915 FORT STREET MALL
              HONOLULU, HI  96813


1991-R13      CEDE & CO                                 43,380,000.00   26.1805
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1991-R13      GUARANTY FEDERALS SAVINGS BANK            31,945,900.00   19.2798
A             8333 DOUGLAS AVE
              ATTN: LIS SCHULZ
              DALLAS, TX  75225



1991-R13      GUARANTY FED SAVINGS BANK                 12,250,000.00    7.3931
A             ATTN: MLIS SCHULZ.
              8333 DOUGLAS AVE.
              DALLAS,  TX  75225



1991-R13      GUARANTY FED SVGS BANK                    30,000,000.00   18.1054
A             ATTN  M'LIS SCHULZ
              8333 DOUGLAS AVE
              DALLAS, TX  75225



1991-R13      BANKERS TRUST COMPANY, AS TRUSTEE U       10,120,256.77    6.1077
B             JULY 29, 1993 RELATING TO RESIDENTI
              FUNDING MORTGAGE SECURITIES I, INC
              TRUST CERTIFICATES SERIES 1993-J6
              3 PARK PLAZA - 16TH FL ATTN:K KELLE
              IRVINE CA  92714

1991-R13      THE FIRST BOSTON CORPORATION               9,999,000.00    6.0345
R             5 WORLD TRADE CENTER
              NEW YORK, NY  10048




1991-R14      CEDE & CO                                 91,896,540.00   70.2814
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1991-R14      CEDE & CO                                 12,500,000.00    9.5599
A             BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1991-R14      BANKERS TRUST COMPANY, AS TRUSTEE U        9,358,525.99    7.1573
B             JULY 29, 1993 RELATING TO RESIDENTI
              FUNDING MORTGAGE SECURITIES I, INC
              TRUST CERTIFICATES SERIES 1993-J6
              3 PARK PLAZA - 16TH FL ATTN:K KELLE
              IRVINE CA  92714

1991-R14      PAINE WEBBER INCORPORATED                  9,999,000.00    7.6471
R             120 BROADWAY  27TH FLOOR
              ATTN: FRANK GEREMIA MBS DEPT
              NEW YORK NY  10271



1991-R9       CEDE & CO                                160,729,000.00   84.2320
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1991-R9       MIDFIRST BANK SSB                         20,000,000.00   10.4812
A             P O BOX 26750
              OKLAHOMA CITY, OK  73126-0750




1991-R9       CEDE & CO                                 10,000,000.00    5.2406
S             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1991-S11      CEDE & CO                                  8,734,000.00    9.5785
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1991-S11      CEDE & CO                                 62,000,000.00   67.9945
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1991-S11      NORTH AMERICAN CO FOR LIFE & HLTH          7,439,807.67    8.1591
B             ATTN: INVESTMENT ACCOUNTING - 6TH F
              222 S. RIVERSIDE PLAZA
              CHICAGO IL  60606



1991-S11      RESIDENTIAL FUNDING CORP                  10,000,000.00   10.9669
R             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS MN  55437




1991-S30      RESIDENTIAL FUNDING CORPORATION                    0.05   83.3333
R-I           8400 NORMANDALE BLVD
              #700
              MPLS MN  55437



1991-S30      RESIDENTIAL FUNDING CORPORATION                    0.01   16.6667
R-II          8400 NORMANDALE BLVD
              #700
              MPLS MN  55437



1992-13       EMPLOYEES RETIREMENT SYSTEM OF ALABAMA    49,986,315.83
33.3273
A             ATTN BETH MCLENDON
              P O BOX 302150
              MONTGOMERY AL  36130-2150



1992-13       TEACHERS RETIREMENT SYSTEM OF ALABAMA    100,000,000.00
66.6727
A             RETIREMENT SYSTEMS BUILDING
              135 SOUTH UNION ST
              MONTGOMERY AL  36130



1992-17A      CEDE & CO                                 32,000,000.00   75.8283
A             BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1992-17A      RESIDENTIAL FUNDING CORPORATION           10,000,000.00   23.6963
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1992-17B      AUER & CO                                  3,951,716.07    5.3436
A             C/O BANKERS TRUST CO.
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1992-17B      CEDE & CO                                 60,000,000.00   81.1340
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-17B      RESIDENTIAL FUNDING CORPORATION           10,000,000.00   13.5223
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1992-17C      CEDE & CO                                 75,500,000.00   88.1940
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-17C      RESIDENTIAL FUNDING CORPORATION           10,000,000.00   11.6813
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1992-S1       MILLENNIUM PARTNERS L P                   10,000,000.00   99.9980
A-8           111 BROADWAY 20TH FLOOR
              NEW YORK, NY  10006




1992-S10      CEDE & CO                                 11,500,000.00   61.0149
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S10      THE FIRST NATIONAL BANK OF CHICAGO         7,347,668.00   38.9841
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S11      CEDE & CO                                  5,545,000.00    7.1169
A-10          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S11      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   12.8349
A-13          AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1992-S11      CEDE & CO                                 38,830,000.00   49.8378
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S11      THE FIRST NATIONAL BANK OF CHICAGO        15,395,727.87   19.7602
B             AS TRUSTEE FOR SERIES 1992-J9
              ONE FIRST NATIONAL PLAZA
              SUITE 0126
              CHICAGO, IL  60670-0126


1992-S11      CEDE & CO                                  7,292,000.00    9.3592
M             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S12      CEDE & CO                                100,482,169.00   95.2499
A             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S14      CEDE & CO                                 86,981,379.00   84.0169
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S14      BANKERS TRUST COMPANY, AS TRUSTEE U        6,546,994.01    6.3239
B             JULY 29, 1993 RELATING TO RESIDENTI
              FUNDING MORTGAGE SECURITIES I, INC
              TRUST CERTIFICATES SERIES 1993-J6
              3 PARK PLAZA - 16TH FL ATTN:K KELLE
              IRVINE CA  92714

1992-S14      RESIDENTIAL FUNDING CORPORATION           10,000,000.00    9.6592
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1992-S15      RESIDENTIAL FUNDING CORPORATION                    0.01  100.0000
R             8400 NORMANDALE BLVD
              #700
              MPLS MN  55437



1992-S16      CEDE & CO                                 23,595,000.00   24.1706
A-10          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S16      FUND AMERICA VENTURES CORP                10,000,000.00   10.2439
A-12          PLAZA TOWER ONE, SUITE 1200
              6400 SOUTH FIDDLER'S GREEN CIRCLE
              ENGLEWOOD, CO  80111



1992-S16      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   10.2439
A-13          AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1992-S16      CEDE & CO                                 20,625,000.00   21.1281
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S16      THE FIRST NATIONAL BANK OF CHICAGO        15,327,940.64   15.7018
B             AS TRUSTEE FOR KPFC BBS TRUST 1992-
              1 N STATE ST -SUITE 0126
              CHICAGO, IL  60670-0126



1992-S16      CEDE & CO                                  7,200,000.00    7.3756
M             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S18      CEDE & CO                                  9,500,000.00   42.6561
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S18      CEDE & CO                                  5,488,000.00   24.6418
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S18      THE FIRST NATIONAL BANK OF CHICAGO         7,103,848.23   31.8971
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S19      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   13.8867
A-11          AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1992-S19      CEDE & CO                                 33,700,000.00   46.7980
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S19      CEDE & CO                                  8,955,000.00   12.4355
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S19      THE FIRST NATIONAL BANK OF CHICAGO        12,805,385.16   17.7824
B             AS TRUSTEE FOR KPFC BBS TRUST 1992-
              1 N STATE ST -SUITE 0126
              CHICAGO, IL  60670-0126



1992-S19      CEDE & CO                                  6,402,000.00    8.8902
M             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S2       CEDE & CO                                 18,781,442.00   24.4876
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S2       CEDE & CO                                 17,599,000.00   22.9459
A-15          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S2       THE FIRST NATIONAL BANK OF CHICAGO        27,060,001.70   35.2814
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S2       CEDE & CO                                 12,177,000.00   15.8766
M             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S20      CEDE & CO                                  5,130,000.00    5.1965
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S20      CEDE & CO                                 10,000,000.00   10.1297
A-12          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S20      CEDE & CO                                 38,405,000.00   38.9030
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S20      CEDE & CO                                  6,097,000.00    6.1761
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S20      THE FIRST NATIONAL BANK OF CHICAGO        16,895,592.50   17.1147
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S20      CEDE & CO                                  8,448,000.00    8.5575
M             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S21      AMERICAN SAVINGS BANK F S B               25,000,000.00   20.1873
A             SECONDARY MARKET DEPT
              INVESTOR SERVICING
              915 FORT STREET MALL
              HONOLULU, HI  96813


1992-S21      CEDE & CO                                 80,871,227.00   65.3029
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S21      BANKERS TRUST COMPANY, AS TRUSTEE U        7,968,810.12    6.4348
B             JULY 29, 1993 RELATING TO RESIDENTI
              FUNDING MORTGAGE SECURITIES I, INC
              TRUST CERTIFICATES SERIES 1993-J6
              3 PARK PLAZA - 16TH FL ATTN:K KELLE
              IRVINE CA  92714

1992-S21      RESIDENTIAL FUNDING MORTGAGE              10,000,000.00    8.0749
S             SECURITIES I, INC
              8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437



1992-S22      CEDE & CO                                 17,000,000.00   20.2979
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S22      CEDE & CO                                 10,982,000.00   13.1125
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S22      CEDE & CO                                 10,000,000.00   11.9400
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S22      CEDE & CO                                 37,500,000.00   44.7748
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S22      THE FIRST NATIONAL BANK OF CHICAGO         8,269,978.70    9.8743
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S23      CEDE & CO                                  3,000,000.00    7.0986
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S23      CUDD & CO                                 15,620,000.00   36.9599
A-6           C/O THE CHASE MANHATTAN BK N A
              BOX 1508 CHURCH ST STA
              NEW YORK NY 10008



1992-S23      GERLACH & CO                               4,880,000.00   11.5470
A-6           C/O CITIBANK N.A. CUSTODY
              IC & D LOCKBOX
              PO BOX 7247-7057
              PHILADELPHIA PA  19170-7057


1992-S23      CEDE & CO                                  2,800,000.00    6.6253
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S23      CUDD & CO                                 10,804,782.23   25.5662
B             C/O THE CHASE MANHATTAN BK N A
              BOX 1508 CHURCH ST STA
              NEW YORK NY 10008



1992-S23      CEDE & CO                                  2,290,000.00    5.4186
M             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S25      CEDE & CO                                124,657,873.00   86.1239
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S25      BANKERS TRUST COMPANY                      8,084,552.09    5.5855
B             3 PARK PLAZA - 16TH FL
              ATTN: KATIE KELLER
              IRVINE, CA  92714



1992-S25      RESIDENTIAL FUNDING CORPORATION           10,000,000.00    6.9088
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1992-S26      CEDE & CO                                 20,000,000.00   17.3936
A-11          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S26      CEDE & CO                                 39,837,000.00   34.6454
A-12          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S26      RESIDENTIAL FUNDING MORTGAGE              10,000,000.00    8.6968
A-18          SECURITIES I, INC
              8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437



1992-S26      THE FIRST NATIONAL BANK OF CHICAGO        17,878,726.36   15.5488
B             AS TRUSTEE FOR SB TRUST 1992-D
              ONE FIRST NATIONAL PLAZA
              SUITE 0126
              CHICAGO, IL  60670-0126


1992-S26      BANKERS TRUST COMPANY                      8,469,000.00    7.3653
M             3 PARK PLAZA - 16TH FL
              ATTN: KATIE KELLER
              IRVINE, CA  92714



1992-S27      CEDE & CO                                 16,484,000.00   44.4832
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S27      CEDE & CO                                 13,021,000.00   35.1380
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S27      THE FIRST NATIONAL BANK OF CHICAGO         7,481,405.19   20.1891
B             1 NORTH STATE STREET 9TH FLOOR
              CHICAGO ILLINOIS  60602




1992-S28      CEDE & CO                                 47,400,000.00   61.7679
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S28      HARE & CO                                  4,853,000.00    6.3240
A-11          C/O THE BANK OF NEW YORK
              ATT: P & I DEPARTMENT
              P O BOX 19266
              NEWARK NJ  07195


1992-S28      THE FIRST NATIONAL BANK OF CHICAGO        16,432,384.46   21.4134
B             AS TRUSTEE
              ATT: R TARNAS
              ONE FIRST NATIONAL PLAZA SUITE 0126
              CHICAGO IL  60670


1992-S28      MAC & CO                                   7,303,256.00    9.5170
M             C/O MELLON BANK N.A.
              P O BOX 371678M
              PITTSBURG PA  15251



1992-S29      CEDE & CO                                109,990,514.00   87.2169
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S29      RESIDENTIAL FUNDING CORPORATION           10,000,000.00    7.9295
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1992-S3       RESIDENTIAL FUNDING CORPORATION                    0.01  100.0000
R             8400 NORMANDALE BLVD
              #700
              MPLS MN  55437



1992-S31      CEDE & CO                                 24,469,000.00   33.8797
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S31      CEDE & CO                                 20,936,000.00   28.9879
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S31      CEDE & CO                                 15,000,000.00   20.7689
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S31      THE FIRST NATIONAL BANK OF CHICAGO        11,800,992.58   16.3396
B             1 NORTH STATE STREET 9TH FLOOR
              CHICAGO ILLINOIS  60602




1992-S32      CEDE & CO                                 65,701,000.00   46.1599
A-10          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S32      CEDE & CO                                 10,958,000.00    7.6988
A-13          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S32      CEDE & CO                                 16,332,000.00   11.4745
A-16          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S32      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00    7.0257
A-17          AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1992-S32      THE FIRST NATIONAL BANK OF CHICAGO        20,436,665.48   14.3583
B             AS TRUSTEE FOR SB TRUST 1992-D
              ONE FIRST NATIONAL PLAZA
              SUITE 0126
              CHICAGO, IL  60670-0126


1992-S32      BANKERS TRUST COMPANY TR UNDER THE         8,605,908.00    6.0463
M             POOLING & SERVICING AGREEMENT RELAT
              TO RESIDENTIAL FUNDING MORTGAGE SEC
              INC CERTIFICATES, SERIES 1993-MZ1
              3 PARK PLAZA 16TH FL
              IRVINE, CA  92714

1992-S33      CEDE & CO                                 32,000,000.00   25.8519
A-10          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S33      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00    8.0787
A-13          AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1992-S33      CEDE & CO                                 36,700,000.00   29.6489
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S33      CEDE & CO                                 15,000,000.00   12.1181
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S33      FIRST NATIONAL BANK OF CHICAGO AS         15,322,642.27   12.3787
B             TRUSTEE FOR KPFC BBS TRUST SER 1992
              ONE FIRST NATIONAL PLAZA - SUITE 01
              CHICAGO, IL  60670-0126



1992-S34      CEDE & CO                                 40,000,000.00   22.7755
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S34      CEDE & CO                                 10,847,900.00    6.1767
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S34      CEDE & CO                                 44,428,000.00   25.2967
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S34      CEDE & CO                                 15,000,000.00    8.5408
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S34      CEDE & CO                                 30,538,000.00   17.3879
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S34      THE FIRST NATIONAL BANK OF CHICAGO        16,042,796.83    9.1346
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S34      BANKERS TRUST COMPANY AS TRUSTEE UNDER    11,765,145.00
6.6989
M             THE POOLING AND SERVICING AGREEMENT
              RELATING TO RESIDENTIAL FUNDING
              MORTGAGE SECURITIES I INC SER 1993-MZ1
              FOUR ALBANY STREET
              NEW YORK NY  10006

1992-S35      COAST FUND L P                             9,150,000.00    8.5152
A-1           725 ARIZONA AVE SUITE 402
              SANTA MONICA CA  90401




1992-S35      OCEANSIDE & CO                             8,000,000.00    7.4450
A-2           C/O STATE STREET BANK & TRUST CO
              P O BOX 5756
              BOSTON MA  02206



1992-S35      CEDE & CO                                 20,800,000.00   19.3570
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S35      CEDE & CO                                 15,890,000.00   14.7877
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S35      CEDE & CO                                  6,810,000.00    6.3376
A-8           BOX #20
              BOWLING GREEN STATION
              NEW YORK NY  10004



1992-S35      CEDE & CO                                 37,200,000.00   34.6193
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S35      THE FIRST NATIONAL BANK OF CHICAGO         5,904,318.99    5.4947
B             1 NORTH STATE STREET 9TH FLOOR
              CHICAGO ILLINOIS  60602




1992-S36      CEDE & CO                                 54,773,000.00   37.1490
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S36      CEDE & CO                                 19,990,000.00   13.5579
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S36      CEDE & CO                                 38,524,000.00   26.1283
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S36      CEDE & CO                                 17,825,000.00   12.0895
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S36      THE FIRST NATIONAL BANK OF CHICAGO        10,418,078.54    7.0659
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S37      CEDE & CO                                 21,624,652.00   16.6136
A-10          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S37      CEDE & CO                                 10,902,000.00    8.3757
A-11          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S37      FIRST UNION & CO.                         10,000,000.00    7.6827
A-12          FIRST UNION NATIONAL BANK OF NC
              401 S TRYON STREET
              FIDUCIARY OPERATIONS CMG-2-1151
              CHARLOTTE, NC  28288-1151


1992-S37      THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    7.6827
A-13          BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1992-S37      CEDE & CO                                 51,291,000.00   39.4054
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S37      FIRST NATIONAL BANK OF CHICAGO AS         16,935,768.50   13.0113
B             TRUSTEE FOR KPFC BBS TRUST SER 1992
              ONE FIRST NATIONAL PLAZA - SUITE 01
              CHICAGO, IL  60670-0126



1992-S37      BANKERS TRUST COMPANY TR UNDER THE         9,408,759.00    7.2285
M             POOLING & SERVICING AGREEMENT RELAT
              TO RESIDENTIAL FUNDING MORTGAGE SEC
              INC CERTIFICATES, SERIES 1993-MZ1
              3 PARK PLAZA 16TH FL
              IRVINE, CA  92714

1992-S38      CEDE & CO                                 46,182,000.00   27.3091
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S38      CEDE & CO                                 76,357,000.00   45.1527
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S38      CEDE & CO                                  9,513,000.00    5.6254
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S38      CEDE & CO                                  9,248,000.00    5.4687
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S38      THE FIRST NATIONAL BANK OF CHICAGO        18,182,304.74   10.7519
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S38      BANKERS TRUST COMPANY AS TRUSTEE UNDER     9,625,924.00    5.6922
M             THE POOLING AND SERVICING AGREEMENT
              RELATING TO RESIDENTIAL FUNDING
              MORTGAGE SECURITIES I INC SER 1993-MZ1
              FOUR ALBANY STREET
              NEW YORK NY  10006

1992-S39      CEDE & CO                                 29,879,000.00   51.3604
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S39      CEDE & CO                                 19,565,000.00   33.6312
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S39      THE FIRST NATIONAL BANK OF CHICAGO         8,730,829.51   15.0078
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S4       RESIDENTIAL FUNDING CORPORATION                  100.00  100.0000
R             8400 NORMANDALE LAKE BOULEVARD #600
              MINNEAPOLIS MN  55437




1992-S40      AUER & CO                                 11,000,000.00    5.8738
A             C/O BANKERS TRUST CO.
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1992-S40      HARE & CO                                 17,000,000.00    9.0777
A             C/O THE BANK OF NEW YORK
              ATTN P & I DEPARTMENT
              P.O. BOX 19266
              NEWARK, NJ  07195


1992-S40      LEHMAN SPECIAL SECURITIES INCORPORA       14,000,000.00    7.4758
A             MBS P & I
              101 HUDSON ST.
              ATTN: P. BACHMAN
              JERSEY CITY, NJ  07302


1992-S40      PITT & CO                                 10,000,000.00    5.3398
A             BANKERS TRUST COMPANY
              ATTN: ASSET COLLECTION UNIT
              P.O.BOX 2444
              CHURCH STREET STATION
              NEW YORK, NY  10008

1992-S40      SIGLER & CO                               74,034,900.00   39.5333
A             MANUFACTURERS HANOVER TR
              4 NEW YORK PLAZA
              NSS/CMO DEPART., 13TH FL
              NEW YORK CITY, NY  10004


1992-S40      ST PAUL ASSET MANAGEMENT COMPANY          25,000,000.00   13.3496
A             6700 W NORTH AVE
              CHICAGO, IL  60635




1992-S40      TFINN & CO                                21,000,000.00   11.2136
A             C/O CHEMICAL BANK
              PO BOX 50000
              NEWARK, NJ  07101-8006



1992-S40      BANKERS TRUST COMPANY                     11,237,146.51    6.0004
B             3 PARK PLAZA - 16TH FL
              ATTN: KATIE KELLER
              IRVINE, CA  92714



1992-S41      CEDE & CO                                  9,700,000.00   16.1185
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S41      CEDE & CO                                 16,100,000.00   26.7534
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S41      CEDE & CO                                 14,000,000.00   23.2638
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S41      CEDE & CO                                 14,100,000.00   23.4300
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S41      BANKERS TRUST COMPANY TR UA 4-29-93        6,278,931.35   10.4337
B             RELATING TO RFMSI TRUST
              CERTIFICATES SERIES 1993-J3
              3 PARK PLAZA 16TH FLOOR
              ATT KATIE KELLER RFC SERIES
              IRVINE CA  92714

1992-S42      CEDE & CO                                120,073,000.00   89.7491
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S42      BANKERS TRUST COMPANY                      8,362,385.57    6.2505
B             3 PARK PLAZA - 16TH FL
              ATTN: KATIE KELLER
              IRVINE, CA  92714



1992-S43      BANKERS TRUST CO OF CA AS CUST UAD DEC    23,100,000.00   17.8820
A-10          29 1992, FBO REGISTERED OWNERS OF CUST
              ODY RECEIPTS EVIDENCING OWNERSHIP OF
              RFC MTGE SEC I, INC SER 92-S43 CL A-10
              WITH GUARANTEED RIGHTS TO DISTRUBUTION
              ON SAID SECURITIES  92714

1992-S43      CEDE & CO                                 15,000,000.00   11.6117
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S43      CEDE & CO                                 15,000,000.00   11.6117
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S43      CEDE & CO                                 38,895,833.00   30.1097
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S43      THE FIRST NATIONAL BANK OF CHICAGO        16,938,486.28   13.1123
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S43      CUDD & CO                                  9,408,500.00    7.2832
M             C/O THE CHASE MANHATTAN BK N A
              BOX 1508 CHURCH ST STA
              NEW YORK NY 10008



1992-S44      CEDE & CO                                  8,325,000.00   10.7409
A-10          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S44      CEDE & CO                                  4,175,000.00    5.3866
A-11          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S44      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   12.9020
A-12          AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1992-S44      CEDE & CO                                  4,188,000.00    5.4034
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S44      CEDE & CO                                 11,026,000.00   14.2258
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S44      CEDE & CO                                 19,073,000.00   24.6080
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S44      CEDE & CO                                 12,029,900.00   15.5210
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S44      THE FIRST NATIONAL BANK OF CHICAGO,        5,682,302.33    7.3313
B             TRUSTEE UNDER THE TRUST AGREEMENT,
              AS OF MARCH 9, 1993 RELATING TO KID
              PEABODY FUNDING CORPORATION, BBS TR
              CERTIFICATES, SERIES 1993-6
              CHICAGO, IL  60670-0126

1992-S5       CEDE & CO                                  6,968,000.00   54.4608
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S5       THE FIRST NATIONAL BANK OF CHICAGO         5,825,312.92   45.5298
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S6       CEDE & CO                                 10,124,000.00   10.7920
A-10          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S6       SIGLER & CO                                9,500,000.00   10.1268
A-11          C/O CHEMICAL BANK
              ATTN: NON-STANDARD SECURITIES
              4 NEW YORK PLAZA 13TH FLOOR
              NEW YORK, NY  10004


1992-S6       BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   10.6598
A-12          AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1992-S6       CEDE & CO                                 30,371,000.00   32.3749
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S6       THE FIRST NATIONAL BANK OF CHICAGO        22,976,027.86   24.4920
B             AS TRUSTEE FOR SERIES 1992-J9
              ONE FIRST NATIONAL PLAZA
              SUITE 0126
              CHICAGO, IL  60670-0126


1992-S6       CEDE & CO                                 10,339,213.00   11.0214
M             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S7       CEDE & CO                                 31,674,000.00   37.2907
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S7       CEDE & CO                                 16,082,000.00   18.9338
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1992-S7       CUDD & CO                                  5,000,000.00    5.8866
A-5           C/O THE CHASE MANHATTAN BANK
              P O BOX 1508
              CHURCH ST STATION
              NEW YORK N Y  10008


1992-S7       THE FIRST NATIONAL BANK OF CHICAGO        15,364,882.00   18.0895
B             #AS TRUSTEE
              ONE FIRST NATIONAL PLAZA SUITE 0126
              ATTN: R TARNAS
              CHICAGO IL  60670


1992-S7       MAC & CO                                   7,278,000.00    8.5686
M             C/O MELLON BANK N.A.
              P O BOX 371678M
              PITTSBURG PA  15251



1992-S8       CEDE & CO                                 68,900,000.00   58.3491
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S8       CEDE & CO                                 31,786,658.00   26.9191
A             BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1992-S8       BANKERS TRUST COMPANY                      7,295,556.68    6.1784
B             3 PARK PLAZA - 16TH FL
              ATTN: KATIE KELLER
              IRVINE, CA  92714



1992-S8       RESIDENTIAL FUNDING CORPORATION           10,000,000.00    8.4687
S             8400 NORMANDALE LAKE BLVD
              MINNEAPOLIS, MN  55437




1992-S9       CEDE & CO                                 24,873,900.00   32.9747
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S9       STORMS & CO                                5,000,000.00    6.6284
A-6           C/O CITIBANK NA
              STOCK & BOND SERVICING-IC&D/CMO
              111 WALL STREET, 8TH FL ZONE 12
              NEW YORK NY  10005


1992-S9       CEDE & CO                                 20,288,000.00   26.8952
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1992-S9       BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   13.2567
A-8           AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1992-S9       THE FIRST NATIONAL BANK OF CHICAGO        10,363,398.83   13.7385
B             AS TRUSTEE FOR SERIES 1992-J9
              ONE FIRST NATIONAL PLAZA
              SUITE 0126
              CHICAGO, IL  60670-0126


1992-S9       CEDE & CO                                  4,908,000.00    6.5064
M             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-1        ATWELL & CO                               20,000,000.00   13.3541
A-1           % UNITED STATES TRUST COMPANY OF NY
              P O BOX 456, WALL STREET STATION
              NEW YORK NY  10005



1993-1        J ROMEO & CO                              30,000,000.00   20.0312
A-1           C/O CHASE MANHATTAN BANK
              DEPT #3492
              P O BOX 50000
              NEWARK N J  07101-8006


1993-1        PITT & CO                                 23,732,000.00   15.8460
A-1           C/O BANKERS TRUST COMPANY
              PO BOX 2444
              CHURCH STREET STATION
              NEW YORK NY  10008


1993-1        TEACHERS INSURANCE AND ANNUITY            58,048,000.00   38.7590
A-2           ASSOCIATION OF AMERICA
              ATTN:  PEGGY WU
              730 THIRD AVENUE
              NEW YORK  NY  10017


1993-19       BANK UNITED                               48,300,000.00   53.8080
A-1           3200 SOUTHWEST FREEWAY
              ATTN:  CATHY MAY-PT-1940
              HOUSTON, TX  77027



1993-19       CEDE & CO                                 30,198,000.00   33.6417
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1993-19       HARE & CO                                  5,265,582.31    5.8661
A-2           C/O THE BANK OF NEW YORK
              ATTN P & I DEPARTMENT
              P.O. BOX 19266
              NEWARK, NJ  07195


1993-MZ1      BUSINESS MENS ASSURANCE CO                 5,000,000.00    7.3394
A-1           OF AMERICA
              PO BOX 27-235
              KC MO  64180



1993-MZ1      CUDD & CO                                 24,000,000.00   35.2292
A-1           C/O THE CHASE MANHATTAN BK N A
              BOX 1508 CHURCH ST STA
              NEW YORK NY 10008



1993-MZ1      AUER & CO                                 19,036,830.43   27.9439
A-2           C/O BANKERS TRUST CO
              P O BOX 704
              CHURCH ST STATION
              NEW YORK N Y  10015


1993-MZ1      CUDD & CO                                  6,000,000.00    8.8073
A-2           C/O THE CHASE MANHATTAN BK N A
              BOX 1508 CHURCH ST STA
              NEW YORK NY 10008



1993-MZ1      OKGBD & CO                                10,000,000.00   14.6788
A-2           C/O BANKERS TRUST P O BOX 704
              CHURCH STREET STATION
              NEW YORK NY  10015



1993-MZ2      HARE & CO                                 26,000,000.00   46.4519
A-1           C/O THE BANK OF NEW YORK
              P O BOX 11203
              NEW YORK NY  10249



1993-MZ2      AUER & CO                                 14,068,520.58   25.1350
A-2           C/O BANKERS TRUST CO
              P O BOX 704
              CHURCH ST STATION
              NEW YORK N Y  10015


1993-MZ2      ENEMEL & CO                               10,000,000.00   17.8661
A-2           C/O BANKERS TRUST CO
              P O BOX 704 CHURCH ST STATION
              NEW YORK N Y  10008



1993-MZ3      AUER & CO                                  5,117,070.70    7.2440
A-1           C/O BANKERS TRUST CO
              P O BOX 704
              CHURCH ST STATION
              NEW YORK N Y  10015


1993-MZ3      GERLACH & CO                              15,300,000.00   21.6596
A-1           C/O CITIBANK N.A. CUSTODY
              IC & D LOCKBOX
              PO BOX 7247-7057
              PHILADELPHIA PA  19170-7057


1993-MZ3      HARE & CO                                  7,800,000.00   11.0421
A-1           C/O THE BANK OF NEW YORK
              P O BOX 11203
              NEW YORK NY  10249



1993-MZ3      MUICO & CO                                 5,000,000.00    7.0783
A-1           C/O BANKERS TRUST CO
              P O BOX 704
              CHURCH STREET STATION
              NEW YORK NY  10015


1993-MZ3      ATWELL & CO                               11,321,313.12   16.0271
A-2           % UNITED STATES TRUST COMPANY OF NY
              P O BOX 456, WALL STREET STATION
              NEW YORK NY  10005



1993-MZ3      ATWELL & C0                                4,800,000.00    6.7952
A-2           C/O UNITED STATES TRUST COMPANY OF NY
              PO BOX 456
              WALL STREET STATION
              NEW YORK NY  10005


1993-MZ3      ATWELL & CO                                8,350,000.00   11.8207
A-2           C/O CHASE MANHATTAN BANK N A
              PO BOX 456 WALL ST STATION
              NEW YORK NY  10005



1993-S1       CEDE & CO                                 90,845,000.00   58.9612
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S1       CEDE & CO                                 57,993,843.00   37.6398
A             BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1993-S10      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   13.7496
A-10          AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1993-S10      BEAR STEARNS SECURITIES CORP               3,925,896.00    5.3979
A-3           PO BOX 596
              BOWLING GREEN STATION
              NEW YORK, NY  10274



1993-S10      FUND AMERICA VENTURES CORP                 6,074,104.00    8.3516
A-3           ATTN: HELEN DICKENS
              6400 S FIDDLER'S GREEN CIRCLE
              SUITE 1200
              ENGLEWOOD, CO  80111


1993-S10      CEDE & CO                                 10,656,000.00   14.6515
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S10      THE FIRST NATIONAL BANK OF CHICAGO,        9,950,000.00   13.6808
A-5           AS TRUSTEE FOR AMERICAN MORTGAGE
              TRUST 1993-1
              ONE FIRST NATL PLAZA
              STE 0126
              CHICAGO, IL  60670-0126

1993-S10      FUND AMERICA VENTURES CORP                10,000,000.00   13.7496
A-6           ATTN: HELEN DICKENS
              6400 S FIDDLER'S GREEN CIRCLE
              SUITE 1200
              ENGLEWOOD, CO  80111


1993-S10      BANKERS TRUST COMPANY OF CALIFORNIA        7,500,864.00   10.3134
A-7           N A AS CUSTODIAN
              3 PARK PLAZA 16TH FLOOR
              IRVINE, CA  92714



1993-S10      GERLACH & CO                               4,000,000.00    5.4998
A-9           C/O CITIBANK NA/CUSTODY
              IC&D LOCKBOX
              P.O. BOX 7247-7057
              PHILADELPHIA, PA  19170-7057


1993-S11      CEDE & CO                                 29,554,000.00   13.6227
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S11      CEDE & CO                                 59,248,000.00   27.3099
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S11      CEDE & CO                                 48,625,000.00   22.4133
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S11      CEDE & CO                                 35,600,000.00   16.4095
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S12      CEDE & CO                                 29,995,000.00   17.5503
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S12      CEDE & CO                                 18,350,000.00   10.7367
A-12          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S12      CEDE & CO                                 23,529,000.00   13.7670
A-13          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S12      CEDE & CO                                 22,004,000.00   12.8747
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S12      CEDE & CO                                 20,505,000.00   11.9976
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S12      CEDE & CO                                 23,152,000.00   13.5464
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S12      CEDE & CO                                 10,000,000.00    5.8511
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S13      CEDE & CO                                 40,000,000.00   43.0340
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S13      CEDE & CO                                 32,475,000.00   34.9382
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S13      CEDE & CO                                 12,000,000.00   12.9102
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S14      CEDE & CO                                 29,559,000.00   11.0404
A-15          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S14      CEDE & CO                                 32,628,000.00   12.1867
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S14      CEDE & CO                                 36,855,000.00   13.7655
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S14      CEDE & CO                                 29,999,000.00   11.2048
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S14      CEDE & CO                                 95,366,000.00   35.6197
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S15      CEDE & CO                                 31,786,601.00   15.0550
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S15      CEDE & CO                                 39,265,907.00   18.5975
A-16          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S15      CEDE & CO                                 11,027,260.00    5.2228
A-17          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S15      CEDE & CO                                 23,719,181.00   11.2341
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S15      CEDE & CO                                 40,000,000.00   18.9451
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S15      CEDE & CO                                 11,700,000.00    5.5415
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S15      CEDE & CO                                 18,141,079.00    8.5921
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S16      CEDE & CO                                 50,166,000.00   23.2035
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S16      CEDE & CO                                 20,040,000.00    9.2692
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S16      CEDE & CO                                 26,999,000.00   12.4880
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S16      CEDE & CO                                 22,331,000.00   10.3289
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S16      CEDE & CO                                 18,276,000.00    8.4533
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S16      CEDE & CO                                 33,895,000.00   15.6776
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S16      CEDE & CO                                 14,040,000.00    6.4940
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S17      CEDE & CO                                 34,380,000.00   17.8267
A-13          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S17      CEDE & CO                                 21,283,000.00   11.0356
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S17      CEDE & CO                                 28,305,000.00   14.6767
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S17      CEDE & CO                                 12,746,000.00    6.6090
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S17      CEDE & CO                                 46,874,000.00   24.3051
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S17      CEDE & CO                                 11,718,500.00    6.0763
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S17      CEDE & CO                                 14,731,000.00    7.6383
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S18      CEDE & CO                                 81,356,000.00   23.6429
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S18      CEDE & CO                                 40,678,000.00   11.8214
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S18      CEDE & CO                                 66,592,000.00   19.3523
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S18      CEDE & CO                                 52,567,000.00   15.2765
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S18      CEDE & CO                                 53,440,000.00   15.5302
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S2       CEDE & CO                                 31,377,195.00   33.5914
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S2       CEDE & CO                                 41,173,880.00   44.0795
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S2       THE FIRST NATIONAL BANK OF CHICAGO         4,813,170.00    5.1528
B-1           1 NORTH STATE STREET 9TH FLOOR
              CHICAGO ILLINOIS  60602




1993-S2       BANKERS TRUST COMPANY AS TRUSTEE UNDER     6,417,561.00    6.8704
M-1           THE POOLING AND SERVICING AGREEMENT
              RELATING TO RESIDENTIAL FUNDING
              MORTGAGE SECURITIES I INC SER 1993-MZ1
              FOUR ALBANY STREET
              NEW YORK NY  10006

1993-S20      CEDE & CO                                 37,000,000.00   17.6388
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S20      CEDE & CO                                 34,545,000.00   16.4685
A-13          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S20      CEDE & CO                                 13,505,000.00    6.4382
A-14          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S20      CEDE & CO                                 21,873,000.00   10.4274
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S20      CEDE & CO                                 12,561,000.00    5.9881
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S20      CEDE & CO                                 23,816,000.00   11.3537
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S20      CEDE & CO                                 18,040,000.00    8.6001
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S20      CEDE & CO                                 35,577,000.00   16.9605
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S21      CEDE & CO                                 39,040,600.00   18.2440
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S21      AUER & CO                                 38,099,400.00   17.8041
A-4           C/O BANKERS TRUST COMPANY
              BOX 704
              CHURCH STREET STATION
              NEW YORK NY 10008


1993-S21      CEDE & CO                                 61,656,000.00   28.8123
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S21      CEDE & CO                                 37,150,000.00   17.3605
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 23,600,000.00    7.4443
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 22,750,000.00    7.1762
A-12          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 20,000,000.00    6.3087
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 20,000,000.00    6.3087
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 44,814,000.00   14.1359
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 26,250,000.00    8.2802
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 29,933,000.00    9.4419
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 37,500,000.00   11.8288
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S22      CEDE & CO                                 43,057,000.00   13.5817
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                 15,200,000.00   10.6430
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                 15,531,578.00   10.8752
A-13          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                  7,168,422.00    5.0193
A-14          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                 12,946,000.00    9.0648
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                 22,700,000.00   15.8945
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                 11,100,000.00    7.7722
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                 16,290,000.00   11.4062
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                 12,737,000.00    8.9184
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S23      CEDE & CO                                  7,300,000.00    5.1115
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S24      CEDE & CO                                 45,077,000.00   12.5465
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S24      CEDE & CO                                 23,039,000.00    6.4126
A-10          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S24      CEDE & CO                                 73,547,000.00   20.4707
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S24      CEDE & CO                                115,070,000.00   32.0281
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S24      CEDE & CO                                 33,056,000.00    9.2007
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S25      CEDE & CO                                 99,235,000.00   63.6930
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S25      CEDE & CO                                 11,213,000.00    7.1970
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S25      CEDE & CO                                 21,450,000.00   13.7675
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S25      CEDE & CO                                  8,250,000.00    5.2952
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S26      CEDE & CO                                 19,625,291.00    8.1080
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S26      CEDE & CO                                 24,745,827.00   10.2235
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S26      CEDE & CO                                 47,058,123.00   19.4416
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S26      CEDE & CO                                 54,662,626.00   22.5833
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S26      CEDE & CO                                 36,227,709.00   14.9671
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S26      CEDE & CO                                 34,346,901.00   14.1901
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S27      CEDE & CO                                 26,740,000.00   13.7074
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S27      CEDE & CO                                 30,000,000.00   15.3785
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S27      CEDE & CO                                 48,041,000.00   24.6267
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S27      CEDE & CO                                 55,044,000.00   28.2165
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S27      CEDE & CO                                 15,090,000.00    7.7354
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S28      CEDE & CO                                 22,205,000.00   11.6815
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S28      CEDE & CO                                 25,850,000.00   13.5990
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S28      CEDE & CO                                 46,926,000.00   24.6866
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S28      CEDE & CO                                 39,000,000.00   20.5169
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S28      CEDE & CO                                 30,764,000.00   16.1841
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S29      CEDE & CO                                 63,826,000.00   27.6136
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S29      CEDE & CO                                 47,547,000.00   20.5707
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S29      CEDE & CO                                 22,048,000.00    9.5388
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S29      CEDE & CO                                 15,208,000.00    6.5796
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S29      CEDE & CO                                 64,926,000.00   28.0895
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S3       CEDE & CO                                 10,700,000.00   13.6892
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S3       CEDE & CO                                 37,600,000.00   48.1043
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK NY  10004



1993-S3       CEDE & CO                                 10,000,000.00   12.7937
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S3       CEDE & CO                                  9,000,000.00   11.5143
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S30      CEDE & CO                                 51,250,000.00   20.3364
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S30      CEDE & CO                                 49,628,000.00   19.6928
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S30      AUER & CO                                 31,944,779.00   12.6759
A-4           C/O BANKERS TRUST COMPANY
              PO BOX 704
              CHURCH ST STATION
              NEW YORK NY  10015


1993-S30      CEDE & CO                                 32,053,000.00   12.7189
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S30      CEDE & CO                                 13,530,000.00    5.3688
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S31      CEDE & CO                                 41,000,000.00   12.2689
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S31      CEDE & CO                                145,065,000.00   43.4093
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S31      CEDE & CO                                 36,125,000.00   10.8101
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S31      CEDE & CO                                 48,253,000.00   14.4392
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S31      CEDE & CO                                 27,679,000.00    8.2827
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S32      CEDE & CO                                 88,476,000.00   29.9991
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S32      CEDE & CO                                 37,300,000.00   12.6471
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S32      CEDE & CO                                 17,482,000.00    5.9275
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S32      CEDE & CO                                 37,500,000.00   12.7149
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S32      CEDE & CO                                 64,049,000.00   21.7167
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S32      CEDE & CO                                 34,064,000.00   11.5499
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S33      CEDE & CO                                154,051,000.00   94.9619
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S34      CEDE & CO                                 59,151,000.00   27.9198
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S34      CEDE & CO                                 18,171,000.00    8.5769
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S34      CEDE & CO                                 34,777,700.00   16.4154
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S34      CEDE & CO                                 29,197,500.00   13.7815
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S34      CEDE & CO                                 20,191,500.00    9.5306
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S35      CEDE & CO                                 25,100,000.00   12.4157
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S35      CEDE & CO                                 29,000,000.00   14.3449
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S35      CEDE & CO                                 52,129,000.00   25.7856
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S35      CEDE & CO                                 35,266,000.00   17.4443
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S35      TEACHERS INSURANCE AND ANNUITY            41,282,000.00   20.4202
A-7           ASSOCIATION OF AMERICA
              MS. PEGGY WU
              730 THIRD AVE
              NEW YORK, NY  10017


1993-S36      CEDE & CO                                 11,167,000.00    5.1239
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S36      CEDE & CO                                 40,005,000.00   18.3560
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S36      CEDE & CO                                 16,300,192.00    7.4792
A-12          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S36      CEDE & CO                                 17,312,000.00    7.9435
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S36      CEDE & CO                                 53,021,000.00   24.3283
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S36      CEDE & CO                                 24,343,000.00   11.1696
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S36      CEDE & CO                                 26,000,000.00   11.9299
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S37      CEDE & CO                                 29,037,000.00   13.5978
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S37      CEDE & CO                                 36,634,000.00   17.1555
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S37      CEDE & CO                                 18,679,000.00    8.7473
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S37      CEDE & CO                                 43,144,000.00   20.2041
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S37      CEDE & CO                                 21,561,000.00   10.0969
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S37      CEDE & CO                                 17,000,000.00    7.9610
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S37      CEDE & CO                                 21,000,000.00    9.8342
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S38      CEDE & CO                                127,077,000.00   95.1660
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S39      CEDE & CO                                 80,454,000.00   25.1349
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S39      CEDE & CO                                 16,789,000.00    5.2451
A-14          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S39      CEDE & CO                                 59,980,000.00   18.7386
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S39      CEDE & CO                                 42,759,000.00   13.3585
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S39      CEDE & CO                                 39,415,000.00   12.3138
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S4       CEDE & CO                                113,935,314.00   93.9999
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S4       BANKERS TRUST COMPANY                      7,272,473.94    6.0000
B             3 PARK PLAZA - 16TH FL
              ATTN: KATIE KELLER
              IRVINE, CA  92714



1993-S40      CEDE & CO                                135,538,000.00   23.8612
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S40      CEDE & CO                                 38,299,000.00    6.7425
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S40      CEDE & CO                                 80,018,000.00   14.0870
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S40      CEDE & CO                                 30,006,000.00    5.2825
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S40      CEDE & CO                                 55,520,000.00    9.7742
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S40      CEDE & CO                                 62,167,000.00   10.9444
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S40      CEDE & CO                                 56,909,000.00   10.0187
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S40      CEDE & CO                                 46,180,000.00    8.1299
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S41      CEDE & CO                                 27,102,000.00   25.2512
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S41      CEDE & CO                                 25,550,000.00   23.8052
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S41      CEDE & CO                                 15,000,000.00   13.9757
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S41      TEACHERS INSURANCE & ANNUITY              32,700,000.00   30.4669
A-4           ASSOCIATION
              ATTN:  PEGGY WU
              730 THIRD AVENUE
              NEW YORK  NY  10017


1993-S42      CEDE & CO                                 23,385,000.00   18.4385
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S42      CEDE & CO                                 35,350,000.00   27.8727
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S42      CEDE & CO                                 10,125,000.00    7.9833
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S42      CEDE & CO                                 25,000,000.00   19.7119
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S42      CEDE & CO                                  9,228,000.00    7.2761
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S43      MORGAN STANLEY & CO INCORPORATED          26,700,000.00   12.1557
A-10          ONE PIERREPONT PLAZA
              BROOKLYN, NY  11201




1993-S43      CEDE & CO                                 16,042,000.00    7.3035
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S43      CEDE & CO                                 34,794,000.00   15.8407
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S43      CEDE & CO                                 36,624,000.00   16.6739
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S43      CEDE & CO                                 30,674,000.00   13.9650
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S43      CEDE & CO                                 12,692,000.00    5.7783
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S43      CEDE & CO                                 32,418,000.00   14.7590
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S44      CEDE & CO                                 50,000,000.00   20.8275
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S44      CEDE & CO                                 16,984,000.00    7.0747
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S44      CEDE & CO                                 85,916,000.00   35.7883
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S44      CEDE & CO                                 14,762,000.00    6.1491
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S44      CEDE & CO                                 18,438,000.00    7.6804
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S45      CEDE & CO                                 30,000,000.00    5.6669
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S45      CEDE & CO                                 58,137,000.00   10.9818
A-15          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S45      CEDE & CO                                 53,602,000.00   10.1252
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S45      CEDE & CO                                 44,516,000.00    8.4089
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S45      CEDE & CO                                 39,061,000.00    7.3785
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S45      CEDE & CO                                122,726,000.00   23.1824
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S46      CEDE & CO                                125,806,700.00   95.3218
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S47      CEDE & CO                                 78,019,000.00   13.2962
A-17          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S47      CEDE & CO                                 46,560,000.00    7.9349
A-18          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S47      CEDE & CO                                 36,044,000.00    6.1427
A-19          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S47      CEDE & CO                                 38,870,000.00    6.6243
A-22          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S47      CEDE & CO                                 45,370,000.00    7.7321
A-23          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S47      CEDE & CO                                 32,729,000.00    5.5777
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S47      CEDE & CO                                 49,415,000.00    8.4214
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S47      CEDE & CO                                103,392,000.00   17.6203
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S47      CEDE & CO                                 43,941,000.00    7.4885
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S48      CEDE & CO                                 85,878,000.00   41.3644
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S48      CEDE & CO                                 12,960,000.00    6.2424
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S48      CEDE & CO                                 26,460,000.00   12.7448
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S48      CEDE & CO                                 10,584,000.00    5.0979
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S48      CEDE & CO                                 23,182,000.00   11.1659
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S48      CEDE & CO                                 15,273,563.00    7.3567
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S49      CEDE & CO                                 22,807,000.00   17.7798
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S49      CEDE & CO                                 37,438,000.00   29.1858
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S49      CEDE & CO                                 10,500,000.00    8.1856
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S49      CEDE & CO                                 25,817,000.00   20.1263
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S49      CEDE & CO                                 11,470,000.00    8.9418
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S49      CEDE & CO                                 13,328,000.00   10.3902
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S5       CEDE & CO                                141,622,300.00   92.2499
A             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S5       THE FIRST NATIONAL BANK OF CHICAGO AS     11,897,842.91    7.7500
B             TRUA 4-27-93 RELATING TO RFMSI INC
              TRUST CERT SERIES 1993 J4
              ONE FIRST NATIONAL PLAZA SUITE 0126
              CHICAGO IL  60670


1993-S6       CEDE & CO                                 40,000,000.00   26.6571
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S6       CEDE & CO                                 38,663,000.00   25.7661
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S6       CEDE & CO                                 23,596,900.00   15.7256
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S6       CEDE & CO                                  7,607,000.00    5.0695
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S6       BANKERS TRUST COMPANY AS TRUSTEE UNDER     9,677,910.00    6.4496
M-1           THE POOLING AND SERVICING AGREEMENT
              RELATING TO RESIDENTIAL FUNDING
              MORTGAGE SECURITIES I INC SER 1993-MZ1
              FOUR ALBANY STREET
              NEW YORK NY  10006

1993-S7       CEDE & CO                                 37,465,000.00   20.8416
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S7       CEDE & CO                                 42,158,384.00   23.4526
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S7       CEDE & CO                                 56,309,467.00   31.3248
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S7       CEDE & CO                                 31,082,000.00   17.2908
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S8       CEDE & CO                                105,693,300.00   93.9999
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1993-S8       BANKERS TRUST COMPANY, AS TRUSTEE U        6,746,402.77    6.0000
B             JULY 29, 1993 RELATING TO RESIDENTI
              FUNDING MORTGAGE SECURITIES I, INC
              TRUST CERTIFICATES SERIES 1993-J6
              3 PARK PLAZA - 16TH FL ATTN:K KELLE
              IRVINE CA  92714

1993-S9       CEDE & CO                                 33,600,000.00   30.6032
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S9       BOST AND CO                               20,850,000.00   18.9904
A-6           BOSTON SAFE DEPOSIT AND TRUST CO
              C/O MELLON BANK
              ATTN  MBS INCOME DEPT
              PO BOX 3195
              PITTSBURGH PA  15230-3195

1993-S9       CEDE & CO                                 35,181,860.00   32.0440
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1993-S9       CEDE & CO                                 15,077,940.00   13.7331
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-MZ1      CUDD & CO                                 13,000,000.00   11.2254
A-1           C/O THE CHASE MANHATTAN BANK
              BOX 1508 CHURCH ST STA
              NEW YORK NY 10001



1994-MZ1      HARE & CO                                 28,500,000.00   24.6095
A-1           C/O THE BANK OF NEW YORK
              P O BOX 11203
              NEW YORK NY  10249



1994-MZ1      GERLACH & CO                              25,908,403.22   22.3717
A-2           C/O CITIBANK NA
              20 EXCHANGE PLACE
              NEW YORK NY  10043



1994-MZ1      GERLACH & CO                               9,000,000.00    7.7714
A-2           C/O VITIBANK NA CUSTODY
              IC & D LOCKBOX
              PO BOX 7247-7057
              PHILADELPHIA PA  19170-7057


1994-MZ1      HARE & CO                                 10,000,000.00    8.6349
A-2           C/O THE BANK OF NEW YORK
              P O BOX 11203
              NEW YORK NY  10249



1994-MZ1      MONTES & CO                               10,000,000.00    8.6349
A-2           C/O FIDUCIARY TRUST CO INTL
              P O BOX 3199
              CHURCH STREET STATION
              NEW YORK N Y  10008


1994-RS4      CEDE & CO                                 36,569,000.00   78.5260
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-RS4      BEAR STEARNS SECURITIES CORP              10,000,000.00   21.4734
A-2           PO BOX 596
              BOWLING GREEN STATION
              NEW YORK, NY  10274



1994-S1       CEDE & CO                                 48,388,000.00    9.9262
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S1       CEDE & CO                                 49,051,000.00   10.0622
A-12          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S1       CEDE & CO                                 54,725,400.00   11.2263
A-13          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S1       CEDE & CO                                 29,322,000.00    6.0151
A-17          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S1       CEDE & CO                                 59,364,000.00   12.1778
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S1       CEDE & CO                                 24,855,000.00    5.0987
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S1       CEDE & CO                                 37,443,000.00    7.6810
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S10      CEDE & CO                                 29,271,000.00   22.8845
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S10      CEDE & CO                                 28,657,000.00   22.4044
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S10      CEDE & CO                                 25,586,000.00   20.0035
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S10      FIRST TRUST NATIONAL ASSOCIATION TT       11,221,052.00    8.7728
A-7           BEAR STEARNS MORTGAGE SECURITIES IN
              PASS-THROUGH CERT., SERIES 1996-7
              ATTN: STRUCTURE FINANCE/SPFT0210
              180 EAST FIFTH STREET
              ST PAUL, MN  55101

1994-S10      CEDE & CO                                 16,947,000.00   13.2494
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S11      CEDE & CO                                167,000,000.00   42.8024
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S11      CEDE & CO                                 99,787,000.00   25.5756
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1994-S11      TEACHERS INSURANCE AND ANNUITY           100,000,000.00   25.6302
A-3           ASSOCIATION OF AMERICA
              MS. PEGGY WU
              730 THIRD AVE
              NEW YORK, NY  10017


1994-S12      CEDE & CO                                 43,484,000.00   23.9305
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S12      CEDE & CO                                 16,923,000.00    9.3132
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S12      CEDE & CO                                 28,000,000.00   15.4092
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S12      CEDE & CO                                 73,800,000.00   40.6143
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S12      CEDE & CO                                 13,209,000.00    7.2693
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S13      CEDE & CO                                205,217,561.00   50.7880
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1994-S13      CEDE & CO                                 49,338,300.00   12.2104
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S13      TEACHERS INSURANCE AND ANNUITY           100,000,000.00   24.7484
A-4           ASSOCIATION OF AMERICA
              MS. PEGGY WU
              730 THIRD AVE
              NEW YORK, NY  10017


1994-S14      CEDE & CO                                150,068,000.00   96.4002
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S15      CEDE & CO                                 26,000,000.00   16.0204
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S15      CEDE & CO                                 40,324,000.00   24.8465
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S15      CEDE & CO                                 15,371,000.00    9.4712
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S15      CEDE & CO                                 19,487,000.00   12.0073
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S15      TEACHERS INSURANCE AND ANNUITY            21,500,000.00   13.2477
A-7           ASSOCIATION OF AMERICA
              730 THIRD AVENUE
              ATTN: SECURITIES ACCTNG DIV.
              NEW YORK, NY  10017


1994-S15      CEDE & CO                                 15,537,000.00    9.5734
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S16      CEDE & CO                                 25,878,300.00   27.7538
A-I           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S16      CEDE & CO                                 22,971,650.00   24.6365
A-II          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S16      SIGLER & CO                               31,478,830.00   33.7602
A-III         C/O CHEMICAL BANK
              ATTN: NON-STANDARD SECURITIES
              4 NEW YORK PLAZA 13TH FLOOR
              NEW YORK, NY  10004


1994-S16      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   10.7247
IO            AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1994-S17      TEACHERS INSURANCE AND ANNUITY            50,737,000.00   27.1689
A-10          ASSOCIATION OF AMERICA
              730 THIRD AVENUE
              ATTN: SECURITIES ACCTNG DIV.
              NEW YORK, NY  10017


1994-S17      CEDE & CO                                 28,854,000.00   15.4509
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S17      CEDE & CO                                 19,000,000.00   10.1742
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S17      CEDE & CO                                 49,847,000.00   26.6923
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S17      CEDE & CO                                 13,566,000.00    7.2644
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S18      CEDE & CO                                 48,771,000.00   51.5501
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S18      CEDE & CO                                 15,500,000.00   16.3832
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S18      CEDE & CO                                 10,000,000.00   10.5698
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S18      BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   10.5698
A-8           AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1994-S19      CEDE & CO                                 75,339,000.00   79.2499
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S19      BOST & CO                                 12,120,000.00   12.7492
M-1           BOSTON SAFE DEPOSIT AND TRUST CO
              SECURITIES OPERATIONS DEPT
              C/O MELLON BANK
              P O BOX 3195
              PITTSBURGH, PA  15230-3195

1994-S2       CEDE & CO                                 20,379,000.00    7.8362
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S2       CEDE & CO                                 67,648,000.00   26.0123
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S2       CEDE & CO                                 20,384,000.00    7.8381
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S2       CEDE & CO                                 52,668,000.00   20.2521
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S2       CEDE & CO                                 49,504,000.00   19.0355
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S2       CEDE & CO                                 19,283,000.00    7.4148
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S20      AMERICAN SAVINGS BANK F S B               50,000,000.00   46.6231
A             915 FORT STREET MAIL
              SECONDARY MARKET DEPT
              HONOLULU, HI  96813



1994-S20      CEDE & CO                                 50,003,900.00   46.6268
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S3       CEDE & CO                                205,549,492.00   68.4700
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1994-S3       TEACHERS INSURANCE AND ANNUITY            76,450,085.00   25.4661
A-2           ASSOCIATION OF AMERICA
              MS. PEGGY WU
              730 THIRD AVE
              NEW YORK, NY  10017


1994-S5       CEDE & CO                                103,633,000.00   39.0527
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S5       CEDE & CO                                 22,306,000.00    8.4057
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S5       CEDE & CO                                 32,041,000.00   12.0742
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S5       CEDE & CO                                 44,984,000.00   16.9516
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S5       CEDE & CO                                 25,500,000.00    9.6093
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S6       AMERICAN SAVINGS BANK FSB                 50,000,000.00   31.0315
A             SECONDARY MARKET/INVESTOR ACCOUNTING
              915 FORT STREET MALL
              HONOLULU HI  96813



1994-S6       AMERICAN SAVINGS BANK FSB                 40,000,000.00   24.8252
A             915 FORT STREET
              HONOLULU HI  96813




1994-S6       AMERICAN SAVINGS BANK FSB                  8,070,000.00    5.0085
A             ATTN SUSAN HORI
              915 FORT STREET MALL
              HONOLULU HI  96813



1994-S6       CEDE & CO                                 55,000,000.00   34.1346
A             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S7       CEDE & CO                                 43,420,000.00   10.7749
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S7       CEDE & CO                                 66,266,000.00   16.4442
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S7       TEACHERS INSURANCE AND ANNUITY            32,444,000.00    8.0511
A-12          ASSOCIATION OF AMERICA
              730 THIRD AVENUE
              ATTN: SECURITIES ACCTNG DIV.
              NEW YORK, NY  10017


1994-S7       CEDE & CO                                 57,515,000.00   14.2726
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S7       CEDE & CO                                 41,665,000.00   10.3394
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S7       CEDE & CO                                 45,437,000.00   11.2754
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S7       CEDE & CO                                 50,184,000.00   12.4534
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S8       CEDE & CO                                 17,088,000.00   11.0220
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S8       CEDE & CO                                 54,914,000.00   35.4203
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S8       CEDE & CO                                 15,096,000.00    9.7371
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S8       CEDE & CO                                  9,515,000.00    6.1373
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S8       CEDE & CO                                 38,566,000.00   24.8756
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1994-S9       CEDE & CO                                 19,785,000.00    6.3028
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S9       CEDE & CO                                 70,702,000.00   22.5232
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S9       CEDE & CO                                 81,754,000.00   26.0440
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S9       CEDE & CO                                 63,362,000.00   20.1850
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S9       CEDE & CO                                 17,598,000.00    5.6061
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1994-S9       CEDE & CO                                 29,500,000.00    9.3977
A-8           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-R20      CEDE & CO                                 17,500,000.00    5.3626
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-R20      CEDE & CO                                114,042,695.00   34.9469
A-10          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-R20      CEDE & CO                                 73,285,445.00   22.4573
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-R20      CEDE & CO                                 33,673,000.00   10.3186
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-R20      CEDE & CO                                 30,185,181.00    9.2498
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-R20      CEDE & CO                                 19,608,650.00    6.0088
A-6           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-R5       CEDE & CO                                 94,065,000.00   18.8600
I A           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-R5       CEDE & CO                                199,529,000.00   40.0054
II A          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-R5       CEDE & CO                                151,831,000.00   30.4420
III A         DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-S1       CEDE & CO                                 38,811,257.00   35.9955
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S1       CEDE & CO                                  6,468,543.00    5.9992
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S1       CEDE & CO                                  8,732,000.00    8.0985
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S1       TEACHERS INSURANCE AND ANNUITY            45,746,137.00   42.4272
A-7           ASSOCIATION OF AMERICA
              730 THIRD AVENUE
              ATTN: SECURITIES ACCTNG DIV.
              NEW YORK, NY  10017


1995-S10      CEDE & CO                                 55,601,800.00   25.7796
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S10      CEDE & CO                                 20,970,000.00    9.7227
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S10      CEDE & CO                                 38,235,000.00   17.7275
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S10      TEACHERS INSURANCE AND ANNUITY            72,376,561.00   33.5572
A-6           ASSOCIATION OF AMERICA
              730 THIRD AVENUE
              ATTN: SECURITIES ACCTNG DIV.
              NEW YORK, NY  10017


1995-S11      CEDE & CO                                100,000,000.00   22.1086
A-15          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S11      CEDE & CO                                 32,887,000.00    7.2709
A-16          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S11      CEDE & CO                                105,000,000.00   23.2140
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S11      CEDE & CO                                 47,939,000.00   10.5987
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S11      CEDE & CO                                 27,875,000.00    6.1628
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S11      CEDE & CO                                 30,655,000.00    6.7774
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S12      CEDE & CO                                 35,048,000.00   29.1695
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S12      CEDE & CO                                 23,594,900.00   19.6374
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S12      CEDE & CO                                 56,568,460.00   47.0804
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S13      CEDE & CO                                 97,561,000.00   88.2273
A             BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S13      AUER & CO                                  9,999,000.00    9.0424
R             C/O BANKERS TRUST COMPANY
              ATTN: PRIVATE PLACEMENT UNIT
              PO BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1995-S14      CEDE & CO                                 56,875,000.00   14.5424
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S14      CEDE & CO                                 23,500,000.00    6.0087
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S14      CEDE & CO                                 75,000,000.00   19.1768
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S14      CEDE & CO                                 97,212,000.00   24.8563
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S14      CEDE & CO                                 53,182,701.00   13.5984
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S14      CEDE & CO                                 41,080,426.00   10.5039
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S15      CEDE & CO                                101,500,000.00   52.8214
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S15      CEDE & CO                                 34,000,000.00   17.6939
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S15      CEDE & CO                                 14,000,000.00    7.2857
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S15      CEDE & CO                                 25,515,000.00   13.2782
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S15      THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    5.2041
A-6           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1995-S16      CEDE & CO                                152,100,000.00   33.7175
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S16      CEDE & CO                                 34,448,155.00    7.6365
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S16      CEDE & CO                                 49,922,745.00   11.0669
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S16      CEDE & CO                                 44,355,201.00    9.8327
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S16      CEDE & CO                                 42,424,530.00    9.4047
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S16      CEDE & CO                                 24,993,667.00    5.5406
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S17      CEDE & CO                                161,500,000.00   36.0210
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S17      CEDE & CO                                 24,828,814.00    5.5378
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S17      CEDE & CO                                 43,800,000.00    9.7692
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S17      CEDE & CO                                 52,000,000.00   11.5981
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S17      CEDE & CO                                 24,828,814.00    5.5378
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S17      CEDE & CO                                 42,208,985.00    9.4143
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S17      CEDE & CO                                 49,657,668.00   11.0757
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S18      CEDE & CO                                 45,874,000.00   37.0592
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S18      CEDE & CO                                 14,000,000.00   11.3099
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S18      CEDE & CO                                 10,808,000.00    8.7312
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S18      CEDE & CO                                 23,801,500.00   19.2280
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S18      CEDE & CO                                 13,965,000.00   11.2816
A-6           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S18      THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    8.0785
A-8           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1995-S19      CEDE & CO                                114,954,300.00   89.0265
A             BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1995-S19      THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    7.7445
A-2           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1995-S2       CEDE & CO                                301,391,044.00   97.0000
A             DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-S21      CEDE & CO                                 37,500,000.00   12.5711
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S21      CEDE & CO                                 35,848,000.00   12.0173
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S21      CEDE & CO                                 67,350,000.00   22.5776
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S21      TEACHERS INSURANCE AND ANNUITY           104,043,000.00   34.8782
A-5           ASSOCIATION OF AMERICA
              730 THIRD AVENUE  4TH FL
              NEW YORK NY  10017



1995-S21      CEDE & CO                                 26,848,000.00    9.0002
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S3       CEDE & CO                                 40,142,000.00   27.3439
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-S3       CEDE & CO                                  9,521,000.00    6.4855
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-S3       TEACHERS INSURANCE AND ANNUITY            64,384,584.53   43.8575
A-7           ASSOCIATION OF AMERICA
              MS. PEGGY WU
              730 THIRD AVE
              NEW YORK, NY  10017


1995-S3       CEDE & CO                                 10,000,000.00    6.8118
A-8           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-S3       BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00    6.8118
A-9           AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1995-S4       CEDE & CO                                 54,360,000.00   51.7614
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S4       CEDE & CO                                 18,250,000.00   17.3776
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S4       CEDE & CO                                  6,624,000.00    6.3074
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S4       CEDE & CO                                 20,796,315.00   19.8022
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S6       CEDE & CO                                 95,824,102.00   79.9999
A             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S6       CEDE & CO                                 16,170,335.00   13.5000
M-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S7       CEDE & CO                                 22,300,000.00   38.7060
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S7       CEDE & CO                                 17,800,000.00   30.8954
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S7       CEDE & CO                                  5,280,000.00    9.1645
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S7       CEDE & CO                                  7,200,000.00   12.4970
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S8       CEDE & CO                                 20,646,342.00   26.0328
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-S8       CEDE & CO                                 10,027,461.00   12.6436
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-S8       CEDE & CO                                 21,739,268.00   27.4109
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1995-S8       A G EDWARDS & SONS INC                    10,000,000.00   12.6089
A-5           P O BOX 7219M
              ST LOUIS MO  63177




1995-S8       BKRS TTEE CO LTD TTEE FOR NTHLDS UN       10,000,000.00   12.6089
A-6           AN IND RELATING TO STRCTRD ASSET NT
              TRNSACTNS LTD SCRD NTS SER 1996-A
              BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, ENGLAND EC2A 2HE

1995-S9       CEDE & CO                                 23,188,000.00   11.9472
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S9       CEDE & CO                                 10,265,610.00    5.2892
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S9       CEDE & CO                                 23,921,333.00   12.3250
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S9       CEDE & CO                                 12,694,000.00    6.5404
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S9       CEDE & CO                                 12,686,000.00    6.5362
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S9       CEDE & CO                                 18,690,000.00    9.6297
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-S9       TEACHERS INSURANCE AND ANNUITY            63,512,857.35   32.7239
A-9           ASSOCIATION OF AMERICA
              730 THIRD AVENUE
              ATTN: SECURITIES ACCTNG DIV.
              NEW YORK, NY  10017


1996-S1       CEDE & CO                                173,876,000.00   32.7617
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S1       CEDE & CO                                 40,000,000.00    7.5368
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S1       TEACHERS INSURANCE AND ANNUITY            73,856,000.00   13.9160
A-6           ASSOCIATION OF AMERICA
              730 THIRD AVENUE  4TH FL
              NEW YORK NY  10017



1996-S1       CEDE & CO                                 93,000,000.00   17.5231
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S10      CEDE & CO                                186,575,068.00   34.8055
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S10      CEDE & CO                                 75,497,074.00   14.0840
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S10      CEDE & CO                                 33,361,926.00    6.2237
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S10      CEDE & CO                                 69,336,000.00   12.9346
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S10      CEDE & CO                                 84,305,000.00   15.7271
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S10      CEDE & CO                                 37,904,105.00    7.0710
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S11      CEDE & CO                                110,123,000.00   87.8664
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S11      THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    7.9789
A-3           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1996-S12      CEDE & CO                                 91,183,371.00   99.9999
A             C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S13      CEDE & CO                                 79,750,000.00   50.5368
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S13      CEDE & CO                                 13,800,000.00    8.7449
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S13      CEDE & CO                                 18,350,000.00   11.6282
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S13      CEDE & CO                                 18,245,000.00   11.5617
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S13      CEDE & CO                                 20,000,000.00   12.6738
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S14      CEDE & CO                                 31,680,861.00    8.1758
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S14      CEDE & CO                                 59,143,468.00   15.2629
A-12          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S14      CEDE & CO                                105,040,087.00   27.1073
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S14      CEDE & CO                                 33,579,740.00    8.6658
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S14      CEDE & CO                                 27,457,512.00    7.0859
A-7           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S15      CEDE & CO                                 45,450,000.00    9.3154
A-16          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S15      CEDE & CO                                108,005,000.00   22.1366
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S15      CEDE & CO                                 41,182,000.00    8.4406
A-20          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S15      CEDE & CO                                 25,743,000.00    5.2763
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S15      CEDE & CO                                 77,229,000.00   15.8288
A-6           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S16      CEDE & CO                                 19,601,888.00    5.4842
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S16      CEDE & CO                                 18,886,422.00    5.2840
A-16          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S16      CEDE & CO                                 57,937,351.00   16.2097
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S16      CEDE & CO                                 19,601,988.00    5.4842
A-21          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S16      CEDE & CO                                 32,313,578.00    9.0407
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S16      CEDE & CO                                 49,946,015.00   13.9739
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S16      CEDE & CO                                 20,493,335.00    5.7336
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S16      CEDE & CO                                 19,268,210.00    5.3909
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S17      CEDE & CO                                 25,652,000.00   19.5427
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S17      CEDE & CO                                 26,006,000.00   19.8124
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S17      CEDE & CO                                 22,997,000.00   17.5200
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S17      CEDE & CO                                  7,216,000.00    5.4974
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S17      CEDE & CO                                 16,378,000.00   12.4774
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S17      CEDE & CO                                 17,250,000.00   13.1417
A-6           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S17      THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    7.6184
A-8           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1996-S18      CEDE & CO                                 60,600,000.00   24.8179
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S18      CEDE & CO                                 33,761,149.00   13.8264
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S18      CEDE & CO                                 20,015,977.00    8.1973
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S18      CEDE & CO                                 48,165,041.00   19.7253
A-6           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S19      CEDE & CO                                 69,926,000.00   66.7101
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S19      CEDE & CO                                 19,855,000.00   18.9419
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S19      CEDE & CO                                 10,475,000.00    9.9933
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S2       CEDE & CO                                 55,358,000.00   46.4677
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S2       CEDE & CO                                 20,391,493.00   17.1167
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S2       CEDE & CO                                 29,250,000.00   24.5526
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S2       THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    8.3940
A-5           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1996-S20      CEDE & CO                                 52,409,000.00   12.4482
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S20      CEDE & CO                                 29,566,000.00    7.0225
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S20      CEDE & CO                                 70,579,000.00   16.7640
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S20      CEDE & CO                                 68,773,000.00   16.3350
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S20      TEACHERS INSURANCE AND ANNUITY           105,985,000.00   25.1736
A-4           ASSOCIATION OF AMERICA
              ATTN: SECURITIES ACCOUNTING DIVISION
              730 THIRD AVENUE
              NEW YORK NY  10017


1996-S21      CEDE & CO                                 62,361,000.00   54.3836
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S21      CEDE & CO                                  5,848,000.00    5.0999
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S21      CEDE & CO                                  7,000,000.00    6.1045
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S21      CEDE & CO                                 10,450,000.00    9.1132
A-7           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S21      THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    8.7208
A-9           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1996-S22      CEDE & CO                                 21,520,000.00   10.1619
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S22      CEDE & CO                                 16,200,000.00    7.6498
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S22      CEDE & CO                                 24,275,000.00   11.4628
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S22      CEDE & CO                                 13,325,000.00    6.2922
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S22      CEDE & CO                                 36,000,000.00   16.9994
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S22      CEDE & CO                                 34,877,000.00   16.4692
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S22      CEDE & CO                                 25,540,000.00   12.0602
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S22      CEDE & CO                                 20,140,000.00    9.5102
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S23      CEDE & CO                                 38,006,979.00   14.6312
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S23      CEDE & CO                                108,794,552.00   41.8815
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S23      CEDE & CO                                 16,999,148.00    6.5440
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S23      CEDE & CO                                 13,250,000.00    5.1007
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S23      CEDE & CO                                 22,009,468.00    8.4728
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S23      CEDE & CO                                 20,197,423.00    7.7752
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S24      CEDE & CO                                 35,025,125.00   25.9727
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S24      CEDE & CO                                 30,033,957.00   22.2715
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S24      CEDE & CO                                 25,641,602.00   19.0144
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S24      CEDE & CO                                 13,627,408.00   10.1053
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S24      CEDE & CO                                  8,189,491.00    6.0729
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S24      CEDE & CO                                 17,267,161.00   12.8044
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S25      CEDE & CO                                 25,623,000.00   11.0182
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S25      CEDE & CO                                 38,194,000.00   16.4239
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S25      CEDE & CO                                 41,309,000.00   17.7634
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S25      CEDE & CO                                 25,013,000.00   10.7559
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S25      TEACHERS INSURANCE AND ANNUITY            39,464,000.00   16.9700
A-7           ASSOCIATION OF AMERICA
              MS. PEGGY WU
              730 THIRD AVE
              NEW YORK, NY  10017


1996-S25      CEDE & CO                                 12,000,000.00    5.1601
A-8           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S3       CEDE & CO                                 25,823,654.00    7.2631
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S3       CEDE & CO                                 50,172,797.00   14.1116
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S3       CEDE & CO                                 24,945,526.00    7.0162
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S3       CEDE & CO                                 33,000,000.00    9.2815
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S3       CEDE & CO                                 33,510,029.00    9.4250
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S3       CEDE & CO                                 45,513,473.00   12.8011
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S3       CEDE & CO                                 77,000,000.00   21.6569
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S3       CEDE & CO                                 36,574,716.00   10.2870
A-9           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 52,772,000.00    9.2599
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 30,271,000.00    5.3117
A-10          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 54,090,000.00    9.4912
A-11          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 42,824,000.00    7.5143
A-12          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 61,263,000.00   10.7499
A-13          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 59,147,000.00   10.3786
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 50,000,000.00    8.7735
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 30,750,000.00    5.3957
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S4       CEDE & CO                                 87,500,000.00   15.3537
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S5       CEDE & CO                                 55,184,352.00   42.6316
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S5       CEDE & CO                                 21,274,070.00   16.4349
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S5       CEDE & CO                                 38,926,942.00   30.0723
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S5       THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    7.7253
A-5           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1996-S6       CEDE & CO                                 68,000,000.00   15.6514
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S6       CEDE & CO                                 27,446,000.00    6.3172
A-10          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S6       CEDE & CO                                 72,100,000.00   16.5951
A-12          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S6       CEDE & CO                                 50,000,000.00   11.5084
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S6       CEDE & CO                                 40,000,000.00    9.2067
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S6       TEACHERS INSURANCE AND ANNUITY            67,509,000.00   15.5384
A-9           ASSOCIATION OF AMERICA
              C/O CARLOS ROIG
              TIAA-CREF SECURITIES DIVISION
              730 THIRD AVENUE 4RD FLOOR
              NEW YORK, N Y  10017

1996-S7       CEDE & CO                                 29,630,000.00    5.3104
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S7       CEDE & CO                                 38,585,000.00    6.9154
A-12          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S7       CEDE & CO                                 28,800,000.00    5.1617
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S7       CEDE & CO                                 34,157,000.00    6.1218
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S7       CEDE & CO                                136,575,000.00   24.4776
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S7       TEACHERS INSURANCE AND ANNUITY           123,614,000.00   22.1547
A-6           ASSOCIATION OF AMERICA
              730 THIRD AVENUE  4TH FL
              NEW YORK NY  10017



1996-S7       CEDE & CO                                 66,675,000.00   11.9498
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S8       CEDE & CO                                 60,000,000.00   48.3806
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S8       CEDE & CO                                 39,034,000.00   31.4748
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1996-S8       THE BANK OF NY ACTING THRGH ITS LON       10,000,000.00    8.0634
A-6           BRANCH AS TTEE FOR NTHOLDS UNDER AN
              INDENTURE RELATING TO STRCTED ASSET
              NTS TRNSACTNS II LTD SRCD NTS SER 9
              101 BARCLAY STREET FL 12E
              NEW YORK NY  10286

1996-S9       TEACHERS INSURANCE AND ANNUITY           126,846,538.00   22.5073
A-1           ASSOCIATION OF AMERICA
              730 THIRD AVENUE
              ATTN: SECURITIES ACCTNG DIV.
              NEW YORK, NY  10017


1996-S9       CEDE & CO                                 95,117,613.00   16.8774
A-12          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S9       CEDE & CO                                 67,096,213.00   11.9054
A-14          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S9       CEDE & CO                                 74,488,122.00   13.2170
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S9       CEDE & CO                                 30,014,887.00    5.3258
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1996-S9       CEDE & CO                                 49,964,458.00    8.8656
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S1       CEDE & CO                                 96,648,000.00   68.9167
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S1       CEDE & CO                                 15,536,000.00   11.0782
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S1       CEDE & CO                                 13,007,000.00    9.2749
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S1       AUER & CO                                 10,000,000.00    7.1307
A-5           C/O BANKERS TRUST CO.
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1997-S10      CEDE & CO                                 25,026,000.00   15.7425
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S10      CEDE & CO                                 75,627,000.00   47.5728
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S10      CEDE & CO                                 13,626,000.00    8.5714
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S10      CEDE & CO                                 30,511,000.00   19.1928
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S10      AUER & CO                                 10,000,000.00    6.2905
A-7           C/O BANKERS TRUST CO.
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1997-S11      CEDE & CO                                 25,120,000.00   15.2712
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S11      CEDE & CO                                 28,521,000.00   17.3388
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S11      CEDE & CO                                 25,835,000.00   15.7059
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S11      CEDE & CO                                 34,634,000.00   21.0550
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S11      CEDE & CO                                  8,310,000.00    5.0519
A-6           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S11      CEDE & CO                                 20,000,000.00   12.1586
A-7           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S11      AUER & CO                                 10,000,000.00    6.0793
A-9           C/O BANKERS TRUST CO.
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1997-S12      CEDE & CO                                109,009,250.00    8.9720
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S12      CEDE & CO                                 68,580,000.00    5.6444
A-10          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S12      CEDE & CO                                 78,398,000.00    6.4525
A-12          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S12      CEDE & CO                                116,561,000.00    9.5935
A-14          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S12      FIRST NATIONAL BANK OF CHICAGO TTEE      142,519,000.00   11.7300
A-15          FOR RFMSI SERIES 1997-S12 UA OF P &
              DTD 08/01/97 SUPPLEMENTED 10/03/97
              ONE NORTH STATE SUITE 0126
              CHICAGO IL  60670-0126


1997-S12      TEACHERS INSURANCE AND ANNUITY           142,519,000.00   11.7300
A-15(A)       ASSOCIATION OF AMERICA
              C/O CARLOS ROIG
              TIAA-CREF SECURITIES DIVISION
              730 THIRD AVENUE 4RD FLOOR
              NEW YORK, N Y  10017

1997-S12      CEDE & CO                                 70,000,000.00    5.7613
A-17          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S12      CEDE & CO                                152,196,020.00   12.5264
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S12      CEDE & CO                                 61,774,980.00    5.0844
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S13      CEDE & CO                                234,147,537.00   29.7027
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S13      CEDE & CO                                 50,701,122.00    6.4317
A-11          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S13      CEDE & CO                                 73,729,728.00    9.3530
A-17          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S13      CEDE & CO                                115,060,820.00   14.5960
A-7           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S13      CEDE & CO                                 74,175,751.00    9.4095
A-8           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S14      CEDE & CO                                 43,692,000.00    6.0825
A-11          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S14      CEDE & CO                                 48,290,000.00    6.7226
A-12          DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S14      CEDE & CO                                110,064,000.00   15.3223
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S14      CEDE & CO                                 81,245,000.00   11.3103
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S14      CEDE & CO                                 59,365,000.00    8.2644
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S14      CEDE & CO                                 50,199,000.00    6.9883
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S14      CEDE & CO                                 93,420,000.00   13.0052
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S14      CEDE & CO                                105,330,000.00   14.6633
A-9           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S15      CEDE & CO                                165,961,752.00   51.2975
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S15      CEDE & CO                                 60,747,995.00   18.7767
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S15      CEDE & CO                                 30,220,669.00    9.3410
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S15      CEDE & CO                                 16,474,000.00    5.0920
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S16      CEDE & CO                                 48,384,000.00   18.1533
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S16      CEDE & CO                                125,536,000.00   47.1000
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S16      CEDE & CO                                 25,822,000.00    9.6882
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S16      CEDE & CO                                 49,936,000.00   18.7356
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S17      CEDE & CO                                175,915,000.00    8.1839
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S17      CEDE & CO                                141,734,444.00    6.5937
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S17      CEDE & CO                                175,915,000.00    8.1839
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S17      CEDE & CO                                141,734,444.00    6.5937
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S19      CEDE & CO                                 31,369,573.00   13.0541
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S19      CEDE & CO                                 27,950,000.00   11.6311
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S19      CEDE & CO                                 46,000,000.00   19.1423
A-3           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S19      CEDE & CO                                 20,000,000.00    8.3228
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S19      CEDE & CO                                 28,678,427.00   11.9342
A-5           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S19      CEDE & CO                                 57,001,000.00   23.7203
A-6           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S19      CEDE & CO                                 13,999,000.00    5.8255
A-7           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S2       CEDE & CO                                 54,550,000.00   12.0199
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S2       CEDE & CO                                 36,000,000.00    7.9325
A-10          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S2       CEDE & CO                                 33,956,396.00    7.4822
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S2       CEDE & CO                                 23,875,000.00    5.2608
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S2       CEDE & CO                                 41,092,200.00    9.0545
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S2       CEDE & CO                                 25,963,473.00    5.7210
A-7           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S2       CEDE & CO                                156,744,610.00   34.5381
A-9           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S20      CEDE & CO                                357,046,000.00   49.9710
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S20      CEDE & CO                                150,500,000.00   21.0635
A-2           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S20      CEDE & CO                                 67,390,110.00    9.4317
A-4           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S21      CEDE & CO                                130,050,000.00   90.8561
A-1           DTC
              711 STEWART AVE
              GARDON CITY, NY  11530



1997-S21      AUER & CO                                 10,000,000.00    6.9862
A-3           C/O BANKERS TRUST CO.
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1997-S3       CEDE & CO                                 92,500,000.00   34.5564
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S3       TEACHERS INSURANCE AND ANNUITY            45,347,855.00   16.9412
A-10          ASSOCIATION OF AMERICA
              C/O CARLOS ROIG
              TIAA-CREF SECURITIES DIVISION
              730 THIRD AVENUE 4RD FLOOR
              NEW YORK, N Y  10017

1997-S3       CEDE & CO                                 18,000,000.00    6.7245
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S3       CEDE & CO                                 19,875,000.00    7.4249
A-6           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S3       CEDE & CO                                 16,143,000.00    6.0307
A-7           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S3       CEDE & CO                                 15,189,000.00    5.6743
A-9           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S4       CEDE & CO                                 73,713,000.00   37.0101
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S4       CEDE & CO                                 17,686,000.00    8.8798
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S4       CEDE & CO                                 32,407,000.00   16.2710
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S4       CEDE & CO                                 45,000,000.00   22.5937
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S4       CEDE & CO                                 17,686,000.00    8.8798
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S5       CEDE & CO                                101,437,000.00   20.2336
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S5       CEDE & CO                                 35,986,000.00    7.1781
A-2           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S5       CEDE & CO                                 29,287,000.00    5.8419
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S5       CEDE & CO                                125,000,000.00   24.9337
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S5       CEDE & CO                                132,774,000.00   26.4844
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S5       CEDE & CO                                 28,000,000.00    5.5851
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S6       CEDE & CO                                 80,000,000.00   24.2635
A-1           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S6       CEDE & CO                                 23,427,000.00    7.1053
A-3           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S6       CEDE & CO                                 40,715,000.00   12.3486
A-4           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S6       CEDE & CO                                 20,955,000.00    6.3555
A-5           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S6       CEDE & CO                                 36,169,000.00   10.9698
A-6           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S6       CEDE & CO                                 38,393,000.00   11.6444
A-7           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S6       CEDE & CO                                 64,000,000.00   19.4108
A-8           C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1997-S7       CEDE & CO                                134,700,000.00   49.1905
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S7       CEDE & CO                                 72,764,000.00   26.5724
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S7       CEDE & CO                                 19,418,000.00    7.0912
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S8       CEDE & CO                                268,034,000.00   43.6188
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S8       CEDE & CO                                 55,974,000.00    9.1090
A-2           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S8       CEDE & CO                                 31,345,000.00    5.1010
A-6           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S8       CEDE & CO                                120,899,000.00   19.6746
A-9           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S9       CEDE & CO                                 48,785,000.00    5.9585
A-1           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S9       CEDE & CO                                 57,643,000.00    7.0404
A-11          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S9       CEDE & CO                                 52,672,000.00    6.4332
A-14          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S9       CEDE & CO                                 97,780,000.00   11.9426
A-20          BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S9       CEDE & CO                                100,000,000.00   12.2138
A-3           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S9       CEDE & CO                                 45,330,000.00    5.5365
A-4           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005



1997-S9       CEDE & CO                                120,578,098.00   14.7271
A-5           BOX #20
              BOWLING GREEN STATION
              NEW YORK, NY  10005