Form 10-K
RESIDENTIAL FUNDING MORTGAGE SECURITIES I INC
filed 2000-03-30
CIK 774352

UNITED STATES



                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D. C. 20549



                                    FORM 10-K


              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999




            Commission  File  Number  2-99554,  33-9518,   33-10349,   33-20826,
             33-26683,   33-31592,   33-35340,   33-40243,  33-44591,  33-49296,
             33-49689, 33-52603, 33-54227, 333-3846, 333-39665, 333-57481
                                        and 333-72493


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

                                TABLE OF CONTENTS

                                                                        Page #
   PART I

   Item 1.     Business                                                 2
   Item 2.     Properties                                               2
   Item 3.     Legal Proceedings                                        2
   Item 4.     Submission of Matters to a Vote of Security
               Holders                                                  2

   PART II

   Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters                              2
   Item 6.     Selected Financial Data                                  3
   Item 7.     Management's Discussion & Analysis of Financial
               Condition and Results of Operations                      3
   Item 8.     Financial Statements & Supplementary Financial
               Data                                                     3
   Item 9.     Changes in and Disagreements with Accountants
               on Accounting & Financial Disclosure                     3

   PART III

   Item 10.    Directors and Executive Officers of the
               Registrant                                               3
   Item 11.    Executive Compensation                                   3
   Item 12.    Security Ownership of Certain Beneficial
               Owners and Management                                    3
   Item 13.    Certain Relationships and Related Transactions           4

   PART IV

   Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                      4
               SIGNATURES                                               5
               EXHIBITS                                                 6

   PART I

   Item 1.     Business

         Information not provided pursuant to Exemptive Order.

   Item 2.     Properties

   Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 30, 2000 are filed as Exhibit 1 under Item 14(a) hereof.

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

           (b) At December 31, 1999, the number of holders of record of each outstanding series of Certificates is listed in Exhibit 3 under
               Item 14(a) hereof.

           (c) Not applicable.

   Item 6.     Selected Financial Data

               Information not provided pursuant to Exemptive Order.

   Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

               Information not provided pursuant to Exemptive Order.

   Item 8.     Financial Statements & Supplementary Financial Data

   See the Master  Servicer's  Annual  Statement of Compliance  that is filed as
   Exhibit 1 under Item 14(a) hereof; see also report dated March 20, 2000 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as Exhibit 2 under Item 14(a) hereof.

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

   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management

           (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 1999 is listed in Exhibit 4 under Item 14(a) hereof.

           (b) Not applicable
           (c) Not applicable.

   Item 13.    Certain Relationships and Related Transactions

               Information not provided pursuant to Exemptive Order.

       PART IV

   Item 14.    Exhibits, Financial Statement Schedules and Reports on
               Form 8-K

           (a)                                            EXHIBIT #

               Officers' Annual Compliance Statements:           1
               Residential Funding Corporation

               Residential Funding Corporation Independent Auditors' Report on the Uniform Single Audit Program for
               Mortgage Bankers                                  2

               Part II, Item 5(b)                                3

               Part III, Item 12(a                               4

               Audited financial statements for the year ended December 31, 1999, for Financial Security Assurance Inc.*

              Audited financial statements for the year ended December 31, 1999, for Municipal Bond Investors Assurance Corporation.**

           (b) See Item 2.

           (c) Not applicable.

(d) Not applicable. No annual report or proxy material has been sent to security holders.

*Incorporated by reference to the audited financial statements of Financial Security Assurance Inc. filed with the Securities and Exchange Commission on March 24, 2000 as part of the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. (Commission file #1-12644) for the twelve-month period ended December 31, 1999.

**Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc., filed with the Securities and Exchange Commission on March 29, 2000 as part of its Annual Report on Form 10-K (Commission file #1-9583) for the twelve-month period ended December 31, 1999.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of March, 2000.

   RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.


   BY:________________
   Bruce J. Paradis
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   _____________________
   Bruce J. Paradis
   President
   March 30, 2000

   _____________________
    David C. Walker
   Assistant Treasurer
   March 30, 2000

   _____________________
   Davee L. Olson
   Chief Financial Officer

   March 30, 2000

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of March, 2000.

   RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.


   By :/ s/ Bruce J. Paradis
   Bruce J. Paradis
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   / s /Bruce J. Paradis
   Bruce J. Paradis
   President
   March 30, 2000

   /s/ David C. Walker
   David C. Walker
   Assistant Treasurer
   March 30, 2000

   /s/ Davee Olson
   Davee L. Olson

   Chief Financial Officer
   March 30, 2000