Form 10-K
RESIDENTIAL FUNDING MORTGAGE SECURITIES I INC
filed 2002-04-01
CIK 774352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2001

                        Commission file number 333-59998

                 RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 75-2006294

                      8400 Normandale Lake Blvd., Suite 600
                          Minneapolis, Minnesota 55437
                            Telephone (952) 857-7000

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

RESIDENTIAL ACCREDIT LOANS, INC.

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

Item 2.        Properties

        Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 29, 2002 are filed as Exhibit 1 under Item 14 (a) hereof.

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

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

       (a) There is no established public trading market for the Certificates.
       (b) At December 31, 2001, the number of holders or record of each outstanding series of Certificates is listed in Exhibit 3 under
               Item 14 (a) hereof.
       (c)     Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to Exemptive Order.

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to Exemptive Order.

Item 8.        Financial Statements & Supplementary Financial Data

        See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 1 under Item 14 (a) hereof; see also report dated March 1, 2002 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
        Exhibit 2 under Item 14 (a) hereof.

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

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management

        (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 2001 is listed in Exhibit 4 under Item 14 (a) hereof.
        (b)     Not applicable.
        (c)     Not applicable.

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



        Audited financial statements for the year ended December 31, 2001 for Financial Security Assurance Inc. *

        Audited financial statements for the year ended December 31, 2001 for Municipal Bond Investors Assurance Corporation. **

(b)  See Item 2.
(c)  Not Applicable
(d) Not Applicable. No annual report or proxy material has been sent to security holders.


________________________

* Incorporated by reference to the audited financial statements of Financial Security Assurance Inc. filed with the Securities and Exchange Commission on March 28, 2002 as part of its Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. (Commission File #1-12644) for the twelve-month period ended December 31, 2001.

** Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc. filed with the
        Securities  and  Exchange  Commission  on March 29,  2002 as part of its
        Annual Report on Form 10-K (Commission File #1-9583) for the twelve-month period ended December 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 29th day of March, 2002.



By: /s/  Bruce J. Paradis
    Bruce J. Paradis
    President


RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ Bruce J. Paradis
     Bruce J. Paradis
      President
      March 29,2002




By: /s/ David C. Walker
     David C. Walker
     Assistant Treasurer
      March 29,2002




By: /s/ Davee L. Olson
     Davee L. Olson
     Chief Financial Officer
      March 29,2002

                                   EXHIBIT 1

                 2001 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

        Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements and Sales and Servicing Agreement ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Director of Residential Funding Corporation, hereby certifies that:

        (i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made uner the undersigned officers' supervision;

        (ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage
               Bankers, and has fulfilled off of its material obligations relating to the Agreements in all material respects throughout such year;

        (iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year;


Dated: March  29, 2002






/s/Robert L. Appel
Robert L. Appel
Director,  Master Servicing

                                   EXHIBIT 2

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Residential Funding Corporation


We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2001, included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before August 31, 2001. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific loans of series of certificates as listed in the attached Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.



/s/PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 1, 2002

                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS


March 1, 2002

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis, MN 55402


As of and for the year ended December 31, 2001, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various subservicers.

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

     C. Funds shall be advanced by the master servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II.     SUBSERVICER REMITTANCES

     A.   Remittances   for  mortgage   payments  and  payoffs   received   from
          subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

     B. Remittances from subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

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

IV. INVESTOR ACCOUTNING AND REPORTING

    Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.


V.  MORTGAGOR LOAN ACCOUNTING

     A. Uniform Single Attestation Program reports from external subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

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


VII. INSURANCE POLICIES

    As of and for this same period, RFC had in effect a fidelity bond in the amount of $150,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.

/s/Bruce Paradis
Bruce Paradis
President & Managing Director




/s/Davee Olson
Davee Olson
Chief Financial Officer & Managing Director





/s/Christopher T. Gilson
Christopher T. Gilson
Managing Director

RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2001                                                     EXHIBIT 1
________________________________________________________________________________

1986 SERIES

1986-NYCF

1987 SERIES

1987-NYCF
1987-U5
1987-WH-1
1987-WH-2

1988 SERIES

1988-NYCF
1988-SBRC WH-1

1989 SERIES

1989-SW1
1989-WH1

1990 SERIES

1990-NYCF
1990-WH2
1990-CID
1990-CIE
1990-CIG

1991 SERIES

1991-4
1991-3 (SBMS VII)
1991-4 (SBMS VII)
1991-R14

1992 SERIES

1992-2
1992-4
1992-5
1992-D
1992-J1
1992-J9
1992-J10
1992-S2
1992-S6
1992-S9
1992-S11
1992-S16
1992-S18
1992-S20
1992-S22
1992-S24
1992-S27
1992-S30
1992-S31
1992-S32
1992-S33
1992-S34
1992-S35
1992-S36
1992-S37
1992-S38
1992-S39
1992-S41
1992-S43
1992-S44
1992-SW1A-C
1992-WH8

1993 SERIES

1993-1
1993-6
1993-J2
1993-J3
1993-J6
1993-MZ1
1993-MZ2
1993-MZ3
1993-PC6
1993-PC7
1993-PC9D
1993-PC9F
1993-PC9G
1993-PC9J
1993-S2
1993-S3
1993-S6
1993-S7
1993-S9
1993-S10
1993-S11
1993-S12
1993-S13
1993-S14
1993-S15
1993-S16
1993-S17
1993-S18
1993-S20
1993-S21
1993-S22
1993-S23
1993-S24
1993-S25
1993-S26
1993-S27
1993-S28
1993-S29
1993-S30
1993-S31
1993-S32
1993-S33
1993-S34
1993-S35
1993-S36
1993-S37
1993-S38
1993-S39
1993-S40
1993-S41
1993-S42
1993-S43
1993-S44
1993-S45
1993-S47
1993-S48
1993-S49
1993-WH2
1993-WH4
1993-WH8
1993-WH13A
1993-WH15B-D
1993 WH15F
1993WH15H

1994 SERIES

1994-1
1994-MZ1
1994-RS4
1994-S1
1994-S2
1994-S3
1994-S4
1994-S5
1994-S6
1994-S7
1994-S8
1994-S9
1994-S10
1994-S11
1994-S12
1994-S13
1994-S14
1994-S15
1994-S16
1994-S17
1994-S18
1994-S19
1994-S20
1994-WH1
1994-WH2
1994-WH5
1994-WH8
1994-WH10
1994-WH11A-B
1994-WH14
1994-WH15
1994-WH18
1994-WH23
1994-WH4B
1994-WH4C
1994-WH4E
1994-WH4F
1994-WH16B
1994-WH16D
1994-WH21

1995 SERIES

1995-1
1995-2 SBMS
1995-3 SBMS
1995-WH20
1995-HWH1
1995-HWH2
1995-HWH3
1995-HWH4
1995-HWH5
1995-J1
1995-J2
1995-J3
1995-J4
1995-K1
1995-KS3
1995-KS4
1995-Q1
1995-QS1
1995-R5
1995-R20
1995-S1
1995-S2
1995-S3
1995-S4
1995-S6
1995-S7
1995-S8
1995-S9
1995-S10
1995-S11
1995-S12
1995-S13
1995-S14
1995-S15
1995-S16
1995-S17
1995-S18
1995-S19
1995-S21
1995-WH4
1995-WH5
1995-WH8
1995-WH9
1995-WH11
1995-WH12
1995-WH13
1995-WH14
1995-WH15
1995-WH18
1995-WH19
1995-WH22A

1996 SERIES

1996-HS1
1996-HS2
1996-HS3
1996-KS4
1996-QS1
1996-QS3
1996-QS4
1996-QS5
1996-QS7
1996-SWIA
1996-SWIB
1996-SWIC
1996-SWID
1996-SWIE
1996-KS2
1996-QS2
1996-QS6
1996-QS8
1996-RHS4
1996-S1
1996-S2
1996-S3
1996-S4
1996-S5
1996-S6
1996-S7
1996-S8
1996-S9
1996-S10
1996-S11
1996-S13
1996-S14
1996-S15
1996-S16
1996-S17
1996-S18
1996-S19
1996-S20
1996-S21
1996-S22
1996-S23
1996-S24
1996-S25
1996-WH10
1996-WH11
1996-WH12
1996-WH16
1996-WH18 I-II
1996-WH19
1996-WH1A
1996-WH4
1996-WH4C
1996-WH4D
1996-WH4G II
1996-WH4H I-II
1996-WH4I I-II
1996-WH4J I-II
1996-WH5
1996-WH7

1997 SERIES

1997-GMAC M4
1997-HI1
1997-HI3
1997-HS2
1997-HS5
1997-NPC1
1997-NWH2
1997-NWH3
1997-NWH4
1997-NWH5
1997-NWH6
1997-NWH6 B
1997-NWH7
1997-NWH9
1997-KS1
1997-KS2
1997-KS3
1997-KS4
1997-S/2 RESEC
1997-2
1997-NWH1
1997-QPCR1
1997-QPCR3
1997-QS1
1997-QS2
1997-QS3
1997-QS4
1997-QS5
1997-QS6
1997-QS7
1997-QS8
1997-QS9
1997-QS10
1997-QS11
1997-QS12
1997-QS13
1997-QWH1
1997-S1
1997-S2
1997-S3
1997-S4
1997-S5
1997-S6
1997-S7
1997-S8
1997-S9
1997-S10
1997-S11
1997-S12
1997-S13
1997-S14
1997-S15
1997-S16
1997-S17
1997-S18
1997-S19
1997-S20
1997-S21
1997-WH1C
1997-WH1D
1997-WH1F
1997-WH1J
1997-WH1K
1997-WHIL
1997-WH4
1997-WH5
1997-WH7
1997-WH9
1997-WH10
1997-WH11
1997-WH14A-B
1997-WH15
1997-HWH1

1998 SERIES

1998-1
1998-A I-II
1998-B
1998-HI2
1998-HI4
1998-HS1
1998-HS3
1998-HWH1
1998-HWH2
1998-HWH3
1998-HWH4
1998-HWH5
1998-HWH6
1998-HWH7
1998-NS1
1998-NS2
1998-NWH2
1998-NWH3
1998-NWH4
1998-NWH5A
1998-NWH5B
1998-NWH6
1998-NWH8
1998-QS1
1998-QS2
1998-QS5
1998-QS9
1998-QS10
1998-QS11
1998-QS14
1998-QS16
1998-QWH1
1998-QWH2 I-IIII
1998-RS1
1998-S1
1998-S2
1998-S3
1998-S4
1998-S5
1998-S6
1998-S7
1998-S8
1998-S9
1998-S10
1998-S12
1998-S13
1998-S14
1998-S15
1998-S16
1998-S17
1998-S18
1998-S19
1998-S20
1998-S21
1998-S22
1998-S23
1998-S24
1998-S25
1998-S26
1998-S27
1998-S28
1998-S29
1998-S30
1998-S31
1998-KS1
1998-KS2
1998-KS3
1998-KS4
1998-QS3
1998-QS4
1998-QS6
1998-QS7
1998-QS8
1998-QS12
1998-QS13
1998-QS15
1998-QS17
1998-WH1 A-E
1998-WH3
1998-WH4
1998-WH5
1998-WH6
1998-WH8
1998-WH9
1998-WH10
1998-WH11
1998-WH12
1998-WH13
1998-WH14

1999 SERIES

1999-HI1
1999-HI4
1999-HI6
1999-HI8
1999-HS2
1999-HS3
1999-HS5
1999-HS7
1999-HWH1
1999-HWH2
1999-HWH3
1999-HWH4
1999-HWH5
1999-HWH6
1999-KS1
1999-KS2
1999-KS3
1999-KS4
1999-RS1
1999-RS2
1999-RS3
1999-RS4
1999-RS5
1999-NWH1
1999-NWH2
1999-NWH3
1999-NWH4 A-C
1999-NWH5 A-B
1999-QS1
1999-QS2
1999-QS3
1999-QS4
1999-QS5
1999-QS6
1999-QS7
1999-QS8
1999-QS9
1999-QS10
1999-QS11
1999-QS12
1999-QS13
1999-QS14
1999-QS15
1999-QWH1 I-II
1999-QWH2
1999-QWH3
1999-S1
1999-S2
1999-S3
1999-S4
1999-S5
1999-S6
1999-S7
1999-S8
1999-S9
1999-S10
1999-S11
1999-S12
1999-S13
1999-S14
1999-S15
1999-S16
1999-S17
1999-S18
1999-S19
1999-S20
1999-S21
1999-S22
1999-S23
1999-S24
1999-S25
1999-WH1
1999-WH2
1999-WH3
1999-WH4
1999-WH5
1999-WH7
1999-WH8
1999-WH9
1999-WH10
1999-WH11
1999-WH12
1999-WH13
1999-WH14
1999-WH15
1999-WH18

2000 SERIES

2000-HI1
2000-HI2
2000-HI3
2000-HI4
2000-HI5
2000-HL1
2000-HS1
2000-HWH1
2000-HWH2
2000-HWH3
2000-HWH4
2000-HWH5
2000-HWH6
2000-HWH7
2000-HWH8
2000-HWH9
2000-HWH10
2000-HWH11
2000-KS1
2000-KS2
2000-KS3
2000-KS5
2000-NWH1
2000-PTWH1
2000-PTWH2
2000-PTWH3
2000-QS1
2000-QS2
2000-QS3
2000-QS4
2000-QS5
2000-QS6
2000-QS7
2000-QS8
2000-QS9
2000-QS10
2000-QS11
2000-QS12
2000-QS13
2000-QS14
2000-QWH1
2000-QWH2
2000-RS1
2000-RS2
2000-RS3
2000-RS4
2000-RZ1
2000-S1
2000-S2
2000-S3
2000-S4
2000-S5
2000-S6
2000-S7
2000-S8
2000-S9
2000-S10
2000-S11
2000-S12
2000-S13
2000-S14
2000-S15
2000-S16
2000-RZ2
2000-NWH2
2000-NWH3
2000-NWH5
2000-NWH6
2000-NWH7
2000-WH1
2000-WH2 I-II
2000-WH3
2000-WH4
2000-WH5 A-B
2000-WH6
2000-WH7
2000-WH8 A-C
2000-WH9 A-D
2000-WH10
2000-WH11
2000-WH12
2000-WH13

2001 SERIES
2001-S1
2001-S2
2001-S3
2001-S4
2001-S5
2001-S6
2001-S7
2001-S8
2001-S9
2001-S10
2001-S11
2001-S12
2001-S13
2001-S14
2001-S15
2001-S16
2001-S17
2001-S18
2001-S19
2001-S20
2001-S21
2001-S22
2001-S23
2001-S24
2001-S25
2001-S26
2001-S27
2001-S28
2001-S29
2001-SA1
2001-KS1
2001-KS2
2001-KS3
2001-KS4
2001-RM1
2001-RM2
2001-RZ1
2001-RZ2
2001-RZ3
2001-RZ4
2001-RS1
2001-RS2
2001-RS3
2001-QS1
2001-QS2
2001-QS3
2001-QS4
2001-QS5
2001-QS6
2001-QS7
2001-QS8
2001-QS9
2001-QS10
2001-QS11
2001-QS12
2001-QS13
2001-QS14
2001-QS15
2001-QS16
2001-QS17
2001-QS18
2001-QS19
2001-CWH1
2001-MWH1
2001-NWH1
2001-NWH2
2001-NWH3
2001-NWH4
2001-NWH5
2001-NWH9
2001-NWH10
2001-NWH11
2001-NWH12
2001-WH1
2001-WH2
2001-WH3
2001-WH4
2001-WH6
2001-WH7
2001-WH8
2001-WH9
2001-WH10
2001-WH11
2001-WH12
2001-WH13
2001-WH14
2001-PTWH4
2001-PTWH6
2001-PTWH7
2001-PTWH8
2001-PTWH10
2001-PTWH11
2001-PTWH12
2001-PTWH14
2001-PTWH15
2001-PTWH16
2001-PTWH17
2001-PTWH18
2001-PTWH19
2001-HI1
2001-HI2
2001-HI3
2001-HI4
2001-HS1
2001-HS2
2001-HS3
2001-HWH1
2001-HWH2

RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2001                                                     EXHIBIT 1
________________________________________________________________________________
LOANS SERVICED FOR OTHERS


LIBERTY LENDING SERVICES, INC.
Pool 5900

TELEBANK
Pool 5901

                                   EXHIBIT 3

RFM1

RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                       Page   1
FORM 10-K
PART II, Item 5(b)
                                                                      02/28/2002

Mortgage Pool                      Number of Holders of Record

1991-25A                                       1

1991-4                                         2

1991-R14                                      20

1992-S11                                      29

1992-S16                                       7

1992-S18                                       5

1992-S2                                        8

1992-S20                                       6

1992-S22                                      11

1992-S24                                       8

1992-S27                                       7

1992-S30                                       7

1992-S31                                       8

1992-S32                                      58

1992-S33                                      17

1992-S34                                      10

1992-S35                                       5

1992-S36                                      12

1992-S37                                      30

1992-S38                                       7

1992-S39                                       7

1992-S41                                       7

1992-S43                                       7

1992-S44                                      79

1992-S6                                       31

1992-S9                                        3

1993-MZ1                                       9

1993-MZ2                                       8

1993-MZ3                                      12

1993-S10                                      33

1993-S11                                      60

1993-S12                                      13

1993-S13                                      14

1993-S14                                      28

1993-S15                                      20

1993-S16                                      42

1993-S17                                      15

1993-S18                                      11

1993-S2                                       10

1993-S20                                      18

1993-S21                                      12

1993-S22                                      37

1993-S23                                      19

1993-S24                                      25

1993-S25                                      14

1993-S26                                      14

1993-S27                                      18

1993-S28                                      50

1993-S29                                      19

1993-S3                                        8

1993-S30                                      25

1993-S31                                      15

1993-S32                                       9

1993-S33                                      73

1993-S34                                      16

1993-S35                                       8

1993-S36                                      18

1993-S37                                      19

1993-S38                                      33

1993-S39                                      22

1993-S40                                      21

1993-S41                                      12

1993-S42                                      17

1993-S43                                      48

1993-S44                                      22

1993-S45                                      20

1993-S47                                      35

1993-S48                                      16

1993-S49                                      12

1993-S6                                       10

1993-S7                                       11

1993-S9                                       10

1994-MZ1                                      14

1994-RS4                                       2

1994-S1                                       25

1994-S10                                      20

1994-S11                                       9

1994-S12                                      12

1994-S13                                      26

1994-S14                                       7

1994-S15                                      11

1994-S16                                     122

1994-S17                                      12

1994-S18                                      10

1994-S19                                       9

1994-S2                                       24

1994-S20                                      48

1994-S3                                       22

1994-S5                                       16

1994-S6                                        9

1994-S7                                       24

1994-S8                                       13

1994-S9                                       87

1995-R5                                       14

1995-S1                                       13

1995-S10                                      17

1995-S11                                      35

1995-S12                                      12

1995-S13                                       4

1995-S14                                      12

1995-S15                                      35

1995-S16                                      13

1995-S17                                      16

1995-S18                                      12

1995-S19                                       7

1995-S2                                        6

1995-S21                                      15

1995-S3                                       12

1995-S4                                       11

1995-S6                                        8

1995-S7                                       14

1995-S8                                       11

1995-S9                                       15

1996-S1                                       16

1996-S10                                      13

1996-S11                                      10

1996-S13                                      13

1996-S14                                      44

1996-S15                                      16

1996-S16                                      13

1996-S17                                      10

1996-S18                                      10

1996-S19                                      12

1996-S2                                       14

1996-S20                                      16

1996-S21                                      19

1996-S22                                      15

1996-S23                                      16

1996-S24                                      13

1996-S25                                      11

1996-S3                                       11

1996-S4                                       18

1996-S5                                        9

1996-S6                                       35

1996-S7                                       20

1996-S8                                       13

1996-S9                                       46

1997-S1                                       20

1997-S10                                      10

1997-S11                                      10

1997-S12                                      21

1997-S13                                      26

1997-S14                                      14

1997-S15                                      14

1997-S16                                      10

1997-S17                                      24

1997-S18                                      13

1997-S19                                      12

1997-S2                                       15

1997-S20                                      24

1997-S21                                       8

1997-S3                                       14

1997-S4                                       13

1997-S5                                       13

1997-S6                                       13

1997-S7                                       18

1997-S8                                        9

1997-S9                                       18

1998-NS1                                      14

1998-NS2                                      12

1998-S1                                        9

1998-S10                                      28

1998-S12                                      31

1998-S13                                      46

1998-S14                                       9

1998-S15                                      38

1998-S16                                      10

1998-S17                                      34

1998-S18                                      11

1998-S19                                      33

1998-S2                                       13

1998-S20                                      30

1998-S21                                      30

1998-S22                                      10

1998-S23                                      17

1998-S24                                      30

1998-S25                                      13

1998-S26                                      15

1998-S27                                       9

1998-S28                                      15

1998-S29                                      11

1998-S3                                       23

1998-S30                                      13

1998-S31                                      18

1998-S4                                       11

1998-S5                                       20

1998-S6                                       23

1998-S7                                        9

1998-S8                                       21

1998-S9                                       26

1999-S1                                       11

1999-S10                                      10

1999-S11                                      11

1999-S12                                      18

1999-S13                                      17

1999-S14                                      21

1999-S15                                      10

1999-S16                                      17

1999-S17                                       8

1999-S18                                      18

1999-S19                                      14

1999-S2                                       23

1999-S20                                       8

1999-S21                                      16

1999-S22                                      10

1999-S23                                      15

1999-S24                                      14

1999-S25                                       8

1999-S3                                       15

1999-S4                                       13

1999-S5                                       26

1999-S6                                        9

1999-S7                                       25

1999-S8                                       15

1999-S9                                       19

2000-S1                                       15

2000-S10                                      18

2000-S11                                      10

2000-S12                                      10

2000-S13                                      13

2000-S14                                      10

2000-S15                                      14

2000-S16                                      12

2000-S2                                       25

2000-S3                                        8

2000-S4                                       14

2000-S5                                       11

2000-S6                                       12

2000-S7                                       13

2000-S8                                        8

2000-S9                                       15

2001-S1                                       11

2001-S10                                      18

2001-S11                                      13

2001-S12                                      11

2001-S13                                       8

2001-S14                                      20

2001-S15                                      17

2001-S16                                       8

2001-S17                                      45

2001-S18                                      16

2001-S19                                       8

2001-S2                                       12

2001-S20                                      17

2001-S21                                      10

2001-S22                                      20

2001-S23                                      41

2001-S24                                      17

2001-S25                                      10

2001-S26                                      30

2001-S27                                      18

2001-S28                                      10

2001-S29                                      23

2001-S3                                        8

2001-S4                                       11

2001-S5                                       15

2001-S6                                       13

2001-S7                                       17

2001-S8                                       15

2001-S9                                       13

2001-SA1                                       7

                                   EXHIBIT 4


RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                       Page   1
             (as of 12/31/2001)                                       02/28/2002
Series
Class                                                           RFM1
Issue Date
CUSIP
Tax ID        Holder Name and Address                     Face Amount   Percent
-------------------------------------------------------------------------------
1991-25A      RESIDENTIAL FUNDING CORPORATION                  100.00  100.0000
S             8400 NORMANDALE BLVD
12/31/2001    #700
760920NX2     MPLS MN  55437
93-0891336


1991-4        CEDE & CO FAST                           139,233,192.04   74.4125
A             P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920HN1     NEW YORK NY  10274
000-00-0000


1991-4        RESIDENTIAL FUNDING CORPORATION           47,876,733.11   25.5875
B-2           8400 NORMANDALE LAKE BLVD
12/31/2001

930891336     MINNEAPOLIS
              MN 55437

1991-R14      BANK OF NEW YORK AS TRUSTEE UNDER T        9,000,000.00   42.1377
A             AGREEMENT GSMSC 1999-1 DTD MAR 1 99
12/31/2001    ATTN:CORP TR/MBS UNIT/GSMSC99-1
              101 BARCLAY STREET FLOOR 12E
135160382     NEW YORK
              NY 10286

1991-R14      BANKERS TRUST COMPANY AS TRUSTEE           9,358,525.99   43.8163
B             FOR RESIDENTIAL FDG
12/31/2001    L A ASSET BASED

134941247     BANKERS TRUST COMPANY
              CA 92714

1992-S11      THE FIRST NATIONAL BANK OF CHICAGO        15,395,727.87   99.8372
B             AS TRUSTEE FOR SERIES 1992-J9
12/31/2001    ONE FIRST NATIONAL PLAZA
              SUITE 0126
360899825     CHICAGO
              IL 60670-0126

1992-S16      THE FIRST NATIONAL BANK OF CHICAGO        15,327,940.64   67.8565
B             AS TRUSTEE FOR KPFC BBS TRUST 1992-
12/31/2001    1 N STATE ST -SUITE 0126

380899825     CHICAGO
              IL 60670-0126

1992-S16      CUDD & CO                                  5,000,000.00   22.1349
M             C/O CHASE MANHATTAN BANK
12/31/2001    P O BOX 35308

136022143     NEWARK
              NJ 07101-8006

1992-S16      SALKELD & CO                               2,260,603.00   10.0077
M             ATTN : MS MAYNARD
12/31/2001    C/O BANKERS TRUST CO
              PO BOX #704
136065491     NEW YORK
              NY 10008

1992-S18      CEDE & CO FAST                             5,488,000.00   43.5831
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920B72     NEW YORK NY  10274
13-2555119


1992-S18      THE FIRST NATIONAL BANK OF CHICAGO         7,103,848.23   56.4154
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZW6     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S2       THE FIRST NATIONAL BANK OF CHICAGO        27,060,001.70   97.3374
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZX4     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S20      THE FIRST NATIONAL BANK OF CHICAGO        16,895,592.50   95.7486
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZW5     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S22      CEDE & CO FAST                            17,000,000.00   20.2979
A-10          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920J74     NEW YORK NY  10274
13-2555119


1992-S22      CEDE & CO FAST                            10,982,000.00   13.1125
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920J82     NEW YORK NY  10274
13-2555119


1992-S22      CEDE & CO FAST                            10,000,000.00   11.9400
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920K23     NEW YORK NY  10274
13-2555119


1992-S22      CEDE & CO FAST                            37,500,000.00   44.7748
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920K31     NEW YORK NY  10274
13-2555119


1992-S22      THE FIRST NATIONAL BANK OF CHICAGO         8,269,978.70    9.8743
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZW3     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S24      THE FIRST NATIONAL BANK OF CHICAGO        21,576,273.86   99.9986
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZW2     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S27      CEDE & CO FAST                            13,021,000.00   63.5087
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920R42     NEW YORK NY  10274
13-2555119


1992-S27      THE FIRST NATIONAL BANK OF CHICAGO         7,481,405.19   36.4898
B             1 NORTH STATE STREET 9TH FLOOR
12/31/2001    CHICAGO ILLINOIS  60602
760920ZW0
36-0899825


1992-S30      CEDE & CO FAST                            15,811,000.00   52.2183
A-11          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609202L1     NEW YORK NY  10274
13-2555119


1992-S30      THE FIRST NATIONAL BANK OF CHICAGO        14,467,386.02   47.7808
B             AS TRUSTEE
12/31/2001    ATT: R TARNAS
760920ZV9     ONE FIRST NATIONAL PLAZA SUITE 0126
36-0899825    CHICAGO IL  60670


1992-S31      CEDE & CO FAST                            20,936,000.00   43.8567
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920Y36     NEW YORK NY  10274
13-2555119


1992-S31      CEDE & CO FAST                            15,000,000.00   31.4220
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760920Y51     NEW YORK NY  10274
13-2555119


1992-S31      THE FIRST NATIONAL BANK OF CHICAGO        11,800,992.58   24.7207
B             1 NORTH STATE STREET 9TH FLOOR
12/31/2001    CHICAGO ILLINOIS  60602
760920ZV8
36-0899825


1992-S32      THE FIRST NATIONAL BANK OF CHICAGO        20,436,665.48   95.7509
B             AS TRUSTEE FOR SB TRUST 1992-D
12/31/2001    ONE FIRST NATIONAL PLAZA
              SUITE 0126
LV002588      CHICAGO
              IL 60670-0126

1992-S33      FIRST NATIONAL BANK OF CHICAGO AS         15,322,642.27   96.8394
B             TRUSTEE FOR KPFC BBS TRUST SER 1992
12/31/2001    ONE FIRST NATIONAL PLAZA - SUITE 01

360899825     CHICAGO
              IL 60670-0126

1992-S34      CEDE & CO FAST                            10,847,900.00   23.7572
A-11          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609204A3     NEW YORK NY  10274
13-2555119


1992-S34      CEDE & CO FAST                             7,005,000.00   15.3411
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609204B1     NEW YORK NY  10274
13-2555119


1992-S34      THE FIRST NATIONAL BANK OF CHICAGO        16,042,796.83   35.1342
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZV6     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S34      BANKERS TRUST COMPANY AS TRUSTEE UNDER    11,765,145.00   25.7660
M             THE POOLING AND SERVICING AGREEMENT
12/31/2001    RELATING TO RESIDENTIAL FUNDING
7609204C9     MORTGAGE SECURITIES I INC SER 1993-MZ1
13-4941247    FOUR ALBANY STREET
              NEW YORK NY  10006

1992-S35      CEDE & CO FAST                            37,200,000.00   86.3019
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609203C0     NEW YORK NY  10274
13-2555119


1992-S35      THE FIRST NATIONAL BANK OF CHICAGO         5,904,318.99   13.6977
B             1 NORTH STATE STREET 9TH FLOOR
12/31/2001    CHICAGO ILLINOIS  60602
760920ZV7
36-0899825


1992-S36      CEDE & CO FAST                            19,990,000.00   21.5715
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609204R6     NEW YORK NY  10274
13-2555119


1992-S36      CEDE & CO FAST                            38,524,000.00   41.5718
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609204V7     NEW YORK NY  10274
13-2555119


1992-S36      CEDE & CO FAST                            17,825,000.00   19.2352
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609204Z8     NEW YORK NY  10274
13-2555119


1992-S36      CEDE & CO FAST                             5,911,000.00    6.3787
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609205A2     NEW YORK NY  10274
13-2555119


1992-S36      THE FIRST NATIONAL BANK OF CHICAGO        10,418,078.54   11.2423
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZV5     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S37      CEDE & CO - BOOK                          21,500,000.00   55.9010
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1992-S37      FIRST NATIONAL BANK OF CHICAGO AS         16,935,768.50   44.0338
B             TRUSTEE FOR KPFC BBS TRUST SER 1992
12/31/2001    ONE FIRST NATIONAL PLAZA - SUITE 01

360899825     CHICAGO
              IL 60670-0126

1992-S38      CEDE & CO FAST                            76,357,000.00   67.3933
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609205Z7     NEW YORK NY  10274
13-2555119


1992-S38      CEDE & CO FAST                             9,513,000.00    8.3963
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609206A1     NEW YORK NY  10274
13-2555119


1992-S38      CEDE & CO FAST                             9,248,000.00    8.1624
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609206B9     NEW YORK NY  10274
13-2555119


1992-S38      THE FIRST NATIONAL BANK OF CHICAGO        18,182,304.74   16.0479
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZV4     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S39      CEDE & CO FAST                            19,565,000.00   69.1437
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609205N4     NEW YORK NY  10274
13-2555119


1992-S39      THE FIRST NATIONAL BANK OF CHICAGO         8,730,829.51   30.8552
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760920ZV3     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S41      CEDE & CO FAST                            16,100,000.00   71.9417
A-11          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
7609207X0     NEW YORK NY  10274
13-2555119


1992-S41      BANKERS TRUST COMPANY TR UA 4-29-93        6,278,931.35   28.0570
B             RELATING TO RFMSI TRUST
12/31/2001    CERTIFICATES SERIES 1993-J3
760920ZV2     3 PARK PLAZA 16TH FLOOR
13-4941247    ATT KATIE KELLER RFC SERIES
              IRVINE CA  92714

1992-S43      CEDE & CO FAST                            15,000,000.00   44.6798
A-11          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944AX6     NEW YORK NY  10274
13-2555119


1992-S43      THE FIRST NATIONAL BANK OF CHICAGO        16,938,486.28   50.4539
B             #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760944ZV1     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1992-S44      CEDE & CO - BOOK                           2,925,000.00   24.0930
A-11          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1992-S44      THE FIRST NATIONAL BANK OF CHICAGO         5,682,302.33   46.8048
B             TRUSTEE UNDER THE TRUST AGREEMENT D
12/31/2001    AS OF MARCH 9 1993 RELATING TO KIDD
              PEABODY FUNDING CORPORATION BBS TRU
LV002591      CHICAGO
              IL 60670-0126

1992-S44      BANKERS TRUST COMPANY TR UNDER THE         3,008,033.00   24.7770
M             POOLING & SERVICING AGREEMENT RELAT
12/31/2001    TO RESIDENTIAL FUNDING MORTGAGE SEC
              INC CERTIFICATES, SERIES 1993-MZ1
134941247     IRVINE
              CA 92714

1992-S6       THE FIRST NATIONAL BANK OF CHICAGO        22,976,027.86   99.8909
B             AS TRUSTEE FOR SERIES 1992-J9
12/31/2001    ONE FIRST NATIONAL PLAZA
              SUITE 0126
360899825     CHICAGO
              IL 60670-0126

1992-S9       THE FIRST NATIONAL BANK OF CHICAGO        10,363,398.83   99.9990
B             AS TRUSTEE FOR SERIES 1992-J9
12/31/2001    ONE FIRST NATIONAL PLAZA
              SUITE 0126
360899825     CHICAGO
              IL 60670-0126

1993-MZ1      IFTCO                                     19,036,830.43   54.3331
A-2           C/O STATE STREET BANK & TRUST CO
12/31/2001    P.O.BOX 5756
760944GN2     BOSTON MA  02206
43-1179553


1993-MZ1      OKGBD & CO                                10,000,000.00   28.5411
A-2           C/O BANKERS TRUST P O BOX 704
12/31/2001    CHURCH STREET STATION
760944GN2     NEW YORK NY  10008-0704
13-3020293


1993-MZ1      SALKELD & CO                               5,000,000.00   14.2705
A-2           C/O BANKERS TRUST CO
12/31/2001    BOX 704
760944GN2     CHURCH STREET STATION
13-6065491    NEW YORK NY  10008-0704


1993-MZ2      ENEMEL & CO                               10,000,000.00   41.5475
A-2           C/O BANKERS TRUST CO
12/31/2001    P O BOX 704 CHURCH ST STATION
760944MD7     NEW YORK N Y  10008
###-##-####


1993-MZ2      GERLACH & CO                               5,068,520.58   21.0585
A-2           C/O CITIBANK N.A. CUSTODY
12/31/2001    IC & D LOCKBOX
760944MD7     PO BOX 7247-7057
13-6021155    PHILADELPHIA PA  19170-7057


1993-MZ2      SALOMON SMITH BARNEY INC                   9,000,000.00   37.3928
A-2           333 WEST 34TH ST
12/31/2001    NEW YORK NY  10001
760944MD7
###-##-####


1993-MZ3      AUER & CO                                  5,117,070.70    7.6559
A-1           C/O BANKERS TRUST COMPANY
12/31/2001    P O BOX 704
760944UW6     CHURCH ST STATION
###-##-####   NEW YORK NY  10008-0704


1993-MZ3      GERLACH & CO                              20,300,000.00   30.3717
A-1           C/O CITIBANK N.A. CUSTODY
12/31/2001    IC & D LOCKBOX
760944UW6     PO BOX 7247-7057
13-6021155    PHILADELPHIA PA  19170-7057


1993-MZ3      SALOMON SMITH BARNEY INC                   3,800,000.00    5.6853
A-1           333 WEST 34TH ST
12/31/2001    NEW YORK NY  10001
760944UW6
###-##-####


1993-MZ3      OKGBD & CO                                30,021,313.12   44.9161
A-2           C/O BANKERS TRUST P O BOX 704
12/31/2001    CHURCH STREET STATION
760944UX4     NEW YORK NY  10008-0704
13-3020293


1993-S10      BANKERS TRUST COMPANY OF CALIFORNIA        7,500,864.00   44.9118
A-7           N A AS CUSTODIAN
12/31/2001    3 PARK PLAZA 16TH FLOOR

133347003     IRVINE
              CA 92714

1993-S10      BANKERS TRUST COMPANY, AS TRUSTEE U        2,016,155.00   12.0718
B-1           JANUARY 5, 1995 RELATING TO RESIDEN
12/31/2001    FUNDING MORTGAGE SECURITIES I, INC
              TRUST CERTIFICATES SERIES 1995-J1
134941247     IRVINE
              CA 92714

1993-S10      BANKERS TRUST COMPANY TR UNDER THE         3,360,259.00   20.1197
M-1           POOLING & SERVICING AGREEMENT RELAT
12/31/2001    TO RESIDENTIAL FUNDING MORTGAGE SEC
              INC CERTIFICATES, SERIES 1993-MZ1
134941247     IRVINE
              CA 92714

1993-S10      BK OF NEW YORK SOLELY IN ITS CAPACI        2,016,155.00   12.0718
M-2           AS TTEE FOR HOLDERS OF BEAR STEARNS
12/31/2001    MTGE SECS INC PASS THRU CERT SER 98
              CORP TRUST/MBS UNIT BEAR STEARNS 98
135160382     NEW YORK
              NY 10286

1993-S10      BANKERS TRUST COMPANY TR UA NOV 30         1,344,103.00    8.0479
M-3           DLJ MORTGAGE ACCEPTANCE CORP TRUST
12/31/2001    CERTIFICATES SERIES 1995-T10
              BANKERS TRUST COMPANY/ATT KATIE KEL
134941247     IRVINE
              CA 92714

1993-S11      HARE AND CO                               10,152,000.00   29.2431
A-10          C/O THE BANK OF NEW YORK
12/31/2001    ATTN: WILLIAM CASHMAN
              P&I DEPT
136062916     NEW YORK
              NY 10286

1993-S11      BANKERS TRUST COMPANY, AS TRUSTEE U        5,252,983.00   15.1313
B-1           JANUARY 5, 1995 RELATING TO RESIDEN
12/31/2001    FUNDING MORTGAGE SECURITIES I, INC
              TRUST CERTIFICATES SERIES 1995-J1
134941247     IRVINE
              CA 92714

1993-S11      STATE STREET BANK & TRUST COMPANY          1,750,995.34    5.0438
B-2           AS TRUSTEE FOR FAST 1996-1
12/31/2001    ATTN CORPORATE TRUST DEPARTMENT IP/
              2 INTERNATIONAL PLACE FIFTH FLOOR
046802012     BOSTON
              MA 02110

1993-S11      BANKERS TRUST COMPANY                      8,754,971.00   25.2189
M-1           3 PARK PLAZA - 16TH FL
12/31/2001    ATTN: KATIE KELLER

134941247     IRVINE
              CA 92714

1993-S11      CUDD & CO                                  2,252,983.00    6.4898
M-2           C/O CHASE MANHATTAN BANK
12/31/2001    ATTN FUNDS CLEARANCE DEPT
              P O BOX 35308
136022143     NEWARK
              NJ 07193-5308

1993-S11      HARE & CO                                  3,000,000.00    8.6416
M-2           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203

136062916     NEW YORK
              NY 10249

1993-S11      BANKERS TRUST COMPANY TR UA NOV 30         3,501,988.00   10.0876
M-3           DLJ MORTGAGE ACCEPTANCE CORP TRUST
12/31/2001    CERTIFICATES SERIES 1995-T10
              BANKERS TRUST COMPANY/ATT KATIE KEL
134941247     IRVINE
              CA 92714

1993-S12      CEDE & CO FAST                            18,350,000.00   47.8854
A-12          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944GT9     NEW YORK NY  10274
13-2555119


1993-S12      BANKERS TRUST COMPANY AS TTEE UNDER        4,437,728.00   11.5805
B-1           THE TRUST AGREEMENT DTD 1/5/95
12/31/2001    RELATING TO RFMSI TRUST CERT SER 95-J1
760944ZZ2     3 PARK PLAZA 16TH FL
13-4941247    ATTN: KATIE KELLER
              IRVINE CA  92714

1993-S12      BANKERS TRUST COMPANY AS TRUSTEE UNDER     8,136,349.00   21.2323
M-1           THE POOLING & SERVICING AGREEMENT
12/31/2001    RELATING TO RESIDENTIAL FUNDING
760944GW2     MORTGAGE SECURITIES I INC SER 1993-MZ2
13-4941247    4 ALBANY STREET
              NEW YORK NY  10006

1993-S12      BANKERS TRUST COMPANY AS TRUSTEE FOR       3,698,106.00    9.6504
M-2           DLJ 1995-T10 TRUST AGMT DATED 11/30/95
12/31/2001    3 PARK PLAZA  FLOOR 16
760944GX0     IRVINE CA  92714
13-4941247


1993-S12      BANKERS TRUST COMPANY AS TRUSTEE FOR       2,218,863.00    5.7903
M-3           DLJ 1995-T10 TRUST AGMT DATED 11/30/95
12/31/2001    3 PARK PLAZA  FLOOR 16
760944GY8     IRVINE CA  92714
13-4941247


1993-S13      CEDE & CO FAST                            40,000,000.00   66.1706
A-10          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944FY9     NEW YORK NY  10274
13-2555119


1993-S13      CEDE & CO FAST                            12,000,000.00   19.8512
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944FR4     NEW YORK NY  10274
13-2555119


1993-S13      BANKERS TRUST COMPANY AS TTEE UNDER        4,582,565.00    7.5808
M-2           THE TRUST AGREEMENT DTD 8 22 95
12/31/2001    RE DLJ TRUST CERTS SERIES 1995-T7
760944FW3     3 PARK PLAZA 16TH FL
13-4941247    ATTN KATIE KELLER
              IRVINE CA  92714

1993-S14      CEDE & CO - BOOK                           8,366,000.00    6.1116
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S14      CEDE & CO - BOOK                          95,366,000.00   69.6671
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S14      BANKERS TRUST COMPANY                     13,271,500.00    9.6951
M-1           3 PARK PLAZA - 16TH FL
12/31/2001    ATTN: KATIE KELLER

134941247     IRVINE
              CA 92714

1993-S15      CEDE & CO FAST                             9,999,984.00    9.4938
A-13          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944JP4     NEW YORK NY  10274
13-2555119


1993-S15      CEDE & CO FAST                            39,265,907.00   37.2784
A-16          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944JS8     NEW YORK NY  10274
13-2555119


1993-S15      CEDE & CO FAST                            11,027,260.00   10.4691
A-17          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944JT6     NEW YORK NY  10274
13-2555119


1993-S15      CEDE & CO FAST                            11,700,000.00   11.1078
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944JB5     NEW YORK NY  10274
13-2555119


1993-S15      CEDE & CO FAST                            18,141,079.00   17.2229
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944JF6     NEW YORK NY  10274
13-2555119


1993-S16      CEDE & CO - BOOK                          33,895,000.00   69.0087
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S16      BANKERS TRUST COMPANY AS TRUSTEE           5,917,999.88   12.0488
M-1           POOLING & SERVICING RFC
12/31/2001    01419663

134941247     BANKERS TRUST COMPANY
              CA 92705-4934

1993-S16      CUDD & CO                                  2,689,999.61    5.4767
M-2           C/O CHASE MANHATTAN BANK
12/31/2001    ATTN FUNDS CLEARANCE DEPT
              P O BOX 35308
136022143     NEWARK
              NJ 07193-5308

1993-S17      CEDE & CO                                 34,380,000.00   26.4818
A-13          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944KJ6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S17      CEDE & CO                                 12,746,000.00    9.8178
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944KC1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S17      CEDE & CO                                 46,874,000.00   36.1055
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944KD9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S17      CEDE & CO                                 11,718,500.00    9.0264
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944KE7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S17      CEDE & CO                                 14,731,000.00   11.3468
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944KK3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S18      CEDE & CO                                 53,440,000.00   51.9286
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944LR7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S18      CEDE & CO                                 14,426,000.00   14.0180
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944LS5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S18      BANKERS TRUST COMPANY AS TTEE UNDER        5,757,200.00    5.5944
B-1           THE TRUST AGREEMENT DTD 1/5/95
12/31/2001    RELATING TO RFMSI TRUST CERT SER 95-J1
760944ZX7     3 PARK PLAZA, 16TH FL
13-4941247    ATTN: KATIE KELLER
              IRVINE CA  92714

1993-S18      BANKERS TRUST COMPANY AS TRUSTEE UNDER    13,767,600.00   13.3782
M-1           THE POOLING & SERVICING AGREEMENT
12/31/2001    RELATING TO RESIDENTIAL FUNDING
760944LU0     MORTGAGE SECURITIES I INC SER 1993-MZ2
13-4941247    4 ALBANY STREET
              NEW YORK NY  10006

1993-S18      THE BANK OF NEW YORK SOLELY IN ITS         6,257,900.00    6.0809
M-2           CAPACITY AS TRUSTEE FOR THE HOLDERS OF
12/31/2001    BEAR STEARNS MORTGAGE SECURITIES INC
760944LV8     PASS THROUGH CERTIFICATES SER 1998-2
###-##-####   101 BARCLAY STREET FLOOR 12E
              NEW YORK N Y  10286

1993-S2       CEDE & CO FAST                            41,123,880.00   66.2956
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944CG1     NEW YORK NY  10274
13-2555119


1993-S2       THE FIRST NATIONAL BANK OF CHICAGO         4,813,170.00    7.7593
B-1           1 NORTH STATE STREET 9TH FLOOR
12/31/2001    CHICAGO ILLINOIS  60602
760944ZV6
36-0899825


1993-S2       BANKERS TRUST COMPANY AS TRUSTEE UNDER     6,417,561.00   10.3457
M-1           THE POOLING AND SERVICING AGREEMENT
12/31/2001    RELATING TO RESIDENTIAL FUNDING
760944CJ5     MORTGAGE SECURITIES I INC SER 1993-MZ1
13-4941247    FOUR ALBANY STREET
              NEW YORK NY  10006

1993-S2       AUER & CO                                  4,813,170.00    7.7593
M-2           C/O BANKERS TRUST COMPANY
12/31/2001    BOX 704
760944CK2     CHURCH STREET STATION
13-6064419    NEW YORK NY  10008-0704


1993-S2       BANKERS TRUST COMPANY AS TRUSTEE FOR       3,208,780.00    5.1729
M-3           DLJ 1995-T10 TRUST AGMT DATED 11/30/95
12/31/2001    3 PARK PLAZA  FLOOR 16
760944CL0     IRVINE CA  92714
13-4941247


1993-S20      CEDE & CO                                 37,000,000.00   31.9138
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944NL8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S20      CEDE & CO                                 34,545,000.00   29.7963
A-13          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944NN4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S20      CEDE & CO FAST                            13,505,000.00   11.6485
A-14          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944NP9     NEW YORK NY  10274
13-2555119


1993-S20      CEDE & CO                                 18,040,000.00   15.5601
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944NT1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S21      CEDE & CO FAST                            37,150,000.00   56.9997
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944QE1     NEW YORK NY  10274
13-2555119


1993-S21      CEDE & CO FAST                             9,181,560.00   14.0874
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944QF8     NEW YORK NY  10274
13-2555119


1993-S21      BANKERS TRUST COMPANY AS TRUSTEE UNDER     7,403,017.00   11.3585
M-1           THE POOLING AND SERVICING AGREEMENT
12/31/2001    RELATING TO RESIDENTIAL FUNDING
760944QH4     MORTGAGE SECURITIES I INC SER 1993-MZ3
13-4941247    FOUR ALBANY STREET
              NEW YORK NY  10006

1993-S22      CEDE & CO                                 23,600,000.00   13.4110
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944PK8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S22      CEDE & CO                                 22,750,000.00   12.9280
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944PL6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S22      CEDE & CO FAST                             9,750,000.00    5.5406
A-13          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944PM4     NEW YORK NY  10274
13-2555119


1993-S22      CEDE & CO                                 15,000,000.00    8.5239
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944PU6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S22      CEDE & CO                                 37,500,000.00   21.3099
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944PV4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S22      CEDE & CO                                 43,057,000.00   24.4677
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944PW2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S23      CEDE & CO                                 15,200,000.00   25.4421
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944MM7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S23      CEDE & CO                                  5,000,000.00    8.3691
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944MN5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S23      CEDE & CO FAST                            15,531,578.00   25.9971
A-13          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944MQ8     NEW YORK NY  10274
13-2555119


1993-S23      CEDE & CO FAST                             7,168,422.00   11.9987
A-14          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944MR6     NEW YORK NY  10274
13-2555119


1993-S23      CEDE & CO                                  5,000,000.00    8.3691
A-15          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944MS4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S24      CEDE & CO - BOOK                          73,547,000.00   28.6735
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S24      CEDE & CO - BOOK                         115,070,000.00   44.8620
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S24      CEDE & CO - BOOK                          33,056,000.00   12.8874
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S25      CEDE & CO                                  5,200,000.00    9.1926
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944RR1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S25      CEDE & CO                                 11,213,000.00   19.8225
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944RS9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S25      CEDE & CO                                 21,450,000.00   37.9196
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944RT7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S25      CEDE & CO FAST                             8,250,000.00   14.5845
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944RU4     NEW YORK NY  10274
13-2555119


1993-S25      CEDE & CO                                  5,000,000.00    8.8391
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944RV2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S26      CEDE & CO FAST                            19,625,291.00   24.7312
A-10          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944SH2     NEW YORK NY  10274
13-2555119


1993-S26      CEDE & CO                                 34,346,901.00   43.2829
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944SM1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S26      BANKERS TRUST COMPANY AS TRUSTEE UNDER    10,340,816.00   13.0312
M-1           THE POOLING AND SERVICING AGREEMENT
12/31/2001    RELATING TO RESIDENTIAL FUNDING
760944SN9     MORTGAGE SECURITIES I INC SER 1993-MZ3
13-4941247    FOUR ALBANY STREET
              NEW YORK NY  10006

1993-S26      THE BANK OF NEW YORK SOLELY IN ITS         5,640,445.00    7.1079
M-2           CAPACITY AS TRUSTEE FOR THE HOLDERS OF
12/31/2001    BEAR STEARNS MORTGAGE SECURITIES INC
760944SP4     PASS THROUGH CERTIFICATES SER 1998-2
###-##-####   101 BARCLAY STREET FLOOR 12E
              NEW YORK N Y  10286

1993-S27      CEDE & CO - BOOK                          30,000,000.00   25.6709
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S27      CEDE & CO - BOOK                          55,044,000.00   47.1010
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S27      CEDE & CO - BOOK                          15,090,000.00   12.9125
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S27      BANKERS TRUST COMPANY AS TRUSTEE           6,864,500.00    5.8739
M-1           POOLING & SERVICING RFC
12/31/2001    01419663

134941247     BANKERS TRUST COMPANY
              CA 92705-4934

1993-S28      CEDE & CO - BOOK                          39,000,000.00   46.2413
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S28      CEDE & CO - BOOK                          30,764,000.00   36.4761
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S28      BANKERS TRUST COMPANY AS TRUSTEE           5,350,000.00    6.3434
M-1           POOLING & SERVICING RFC
12/31/2001    01419663

134941247     BANKERS TRUST COMPANY
              CA 92705-4934

1993-S29      CEDE & CO                                 47,547,000.00   28.4178
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944UF3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S29      CEDE & CO                                 22,048,000.00   13.1776
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944UD8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S29      CEDE & CO                                  8,492,000.00    5.0755
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944UH9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S29      CEDE & CO                                 15,208,000.00    9.0895
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944UL0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S29      CEDE & CO                                 64,926,000.00   38.8049
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944UN6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S3       CEDE & CO FAST                            10,000,000.00   38.5304
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944BW7     NEW YORK NY  10274
13-2555119


1993-S3       CEDE & CO FAST                             9,000,000.00   34.6773
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944BX5     NEW YORK NY  10274
13-2555119


1993-S3       THE FIRST NATIONAL BANK OF CHICAGO         3,744,527.00   14.4278
B-1           #AS TRUSTEE
12/31/2001    ONE FIRST NATIONAL PLAZA SUITE 0126
760944ZV7     ATTN: R TARNAS
36-0899825    CHICAGO IL  60670


1993-S3       HARE & CO                                  2,674,000.00   10.3030
M             C/O THE BANK OF NEW YORK
12/31/2001    PO BOX 11203
760944BY3     NEW YORK NY  10286
13-6062916


1993-S30      ELL & CO                                  12,000,000.00    8.0082
A-10          C/O THE NORTHERN TRUST CO
12/31/2001    BOX 92395
760944TQ1     CHICAGO IL  60675-2395
36-6412623


1993-S30      AUER & CO                                 10,000,000.00    6.6735
A-4           C/O BANKERS TRUST COMPANY
12/31/2001    BOX 704
760944SX7     CHURCH STREET STATION
13-6064419    NEW YORK NY  10008-0704


1993-S30      AUER & CO                                 31,944,779.00   21.3183
A-4           C/O BANKERS TRUST COMPANY
12/31/2001    P O BOX 704
760944SX7     CHURCH ST STATION
###-##-####   NEW YORK NY  10008-0704


1993-S30      CEDE & CO                                 32,053,000.00   21.3905
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944TN8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S30      CEDE & CO                                 11,162,000.00    7.4489
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944TU2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S30      CEDE & CO                                 13,530,000.00    9.0292
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944TV0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S30      BANKERS TRUST COMPANY AS TRUSTEE UNDER     8,843,952.00    5.9020
M-1           THE POOLING AND SERVICING AGREEMENT
12/31/2001    RELATING TO RESIDENTIAL FUNDING
760944TX6     MORTGAGE SECURITIES I INC SER 1993-MZ3
13-4941247    FOUR ALBANY STREET
              NEW YORK NY  10006

1993-S31      CEDE & CO                                 41,000,000.00   21.6800
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944VV7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S31      CEDE & CO                                 36,125,000.00   19.1022
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944VX3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S31      CEDE & CO                                 48,253,000.00   25.5152
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944VY1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S31      CEDE & CO                                 27,679,000.00   14.6361
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944VZ8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S31      BANKERS TRUST COMPANY AS TRUSTEE           9,616,700.00    5.0851
M-1           UNDER THE PS & A RELATING TO RFMSI
12/31/2001    SERIES 1994-MZ1
760944WD6     FOUR ALBANY STREET
13-4941247    NEW YORK  NY  10006


1993-S32      CEDE & CO                                 17,482,000.00   13.2788
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944VD7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S32      CEDE & CO                                 64,049,000.00   48.6498
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944VG0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S32      CEDE & CO                                 34,064,000.00   25.8741
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944VH8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S32      BANKERS TRUST COMPANY TR                  10,156,500.00    7.7146
M             FBO SUMMIT MORTGAGE TRUST 2000-1
12/31/2001    1761 EAST ST ANDREW PLACE
760944VL9     SANTA ANA CA  92705-4934
000-00-0000


1993-S33      CEDE & CO - BOOK                             500,000.00    9.8138
A             P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S33      THE FIRST NATIONAL BANK OF CHICAGO         4,494,871.91   88.2235
B-1           TRUSTEE FOR AMT 1996-1
12/31/2001    ONE FIRST NATIONAL PLAZA
              SUITE 0126
360899825     CHICAGO
              IL 60670-0126

1993-S34      CEDE & CO - BOOK                          18,171,000.00   30.3435
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S34      CEDE & CO - BOOK                           4,309,000.00    7.1955
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S34      CEDE & CO - BOOK                          20,191,000.00   33.7167
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S34      CEDE & CO - BOOK                           8,653,000.00   14.4495
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S34      BANKERS TRUST COMPANY, AS TRUSTEE,         5,348,941.00    8.9321
M-1           UNDER THE PS&A RELATING TO
12/31/2001    RFMSI SERIES 1994-MZ1
              FOUR ALBANY STREET
134941247     NEW YORK
              NY 10006

1993-S35      CEDE & CO - BOOK                          35,266,000.00   39.3490
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S35      TEACHERS INSURANCE AND ANNUITY            41,282,000.00   46.0616
A-7           ASSOCIATION OF AMERICA
12/31/2001    ATTN: CARLOS J. ROIG, SEC. DIV.
              730 THIRD AVENUE, 4TH FLR.
131624203     NEW YORK
              NY 10017

1993-S35      TEACHERS INSURANCE AND ANNUITY             5,029,000.00    5.6112
M-1           ASSOCIATION OF AMERICA
12/31/2001    ATTN: CARLOS J. ROIG, SEC. DIV.
              730 THIRD AVENUE, 4TH FLR.
131624203     NEW YORK
              NY 10017

1993-S36      CEDE & CO                                 11,167,000.00   10.0616
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944YP7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S36      CEDE & CO                                 40,005,000.00   36.0450
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944YW2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S36      CEDE & CO FAST                            16,300,192.00   14.6867
A-12          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944YX0     NEW YORK NY  10274
13-2555119


1993-S36      CEDE & CO FAST                             8,444,808.00    7.6089
A-13          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944YY8     NEW YORK NY  10274
13-2555119


1993-S36      CEDE & CO                                 26,000,000.00   23.4263
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944YR3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S37      CEDE & CO                                  9,767,000.00    7.5601
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944ZM3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S37      CEDE & CO                                 43,144,000.00   33.3955
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944ZH4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S37      CEDE & CO                                 21,561,000.00   16.6892
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944ZJ0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S37      CEDE & CO                                 17,000,000.00   13.1588
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944ZP6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S37      CEDE & CO                                 21,000,000.00   16.2550
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944ZQ4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S37      BANKERS TRUST COMPANY AS TRUSTEE           6,687,200.00    5.1762
M-1           UNDER THE PS & A RELATING TO RFMSI
12/31/2001    SERIES 1994-MZ1
760944ZR2     FOUR ALBANY STREET
13-4941247    NEW YORK  NY  10006


1993-S38      CEDE & CO - BOOK                           9,000,000.00   58.2343
A             P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S38      THE FIRST NATIONAL BANK OF CHICAGO         3,429,100.00   22.1879
B-1           TRUSTEE FOR AMT 1996-1
12/31/2001    ONE FIRST NATIONAL PLAZA
              SUITE 0126
360899825     CHICAGO
              IL 60670-0126

1993-S38      AUER & CO                                  3,025,700.00   19.5777
M             C/O BANKERS TRUST CO.
12/31/2001    ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
136064419     NEW YORK
              NY 10274

1993-S39      BANKERS TRUST COMPANY OF CALIFORNIA        8,268,000.00    5.3615
A-10          NA AS CUSTODIAN RELATING TO FSA RFC
12/31/2001    1993-S39 CLASS A10 U A DTD 3 31 95
760944ZW1     3 PARK PLAZA 16TH FLOOR
13-3347003    IRVINE CA  92714


1993-S39      CEDE & CO                                 16,789,000.00   10.8870
A-14          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944A24     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S39      CEDE & CO                                 42,759,000.00   27.7275
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944A57     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S39      CEDE & CO                                 10,837,000.00    7.0274
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944A65     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S39      CEDE & CO                                 39,415,000.00   25.5591
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944B23     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S40      CEDE & CO                                 38,299,000.00   16.7397
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944D39     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S40      CEDE & CO                                 55,520,000.00   24.2667
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944C55     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S40      CEDE & CO                                 56,909,000.00   24.8738
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944C97     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S40      CEDE & CO                                 46,180,000.00   20.1843
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944D21     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S41      CEDE & CO                                 25,550,000.00   31.8469
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944XA1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S41      CEDE & CO                                 15,000,000.00   18.6968
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944XB9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S41      TEACHERS INSURANCE & ANNUITY              32,700,000.00   40.7591
A-4           ASSOCIATION
12/31/2001    ATTN:  PEGGY WU
760944ZT3     730 THIRD AVENUE
13-1624203    NEW YORK  NY  10017


1993-S42      CEDE & CO - BOOK                          10,125,000.00   16.2048
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S42      CEDE & CO - BOOK                          25,000,000.00   40.0118
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S42      CEDE & CO - BOOK                           5,342,000.00    8.5497
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S42      CEDE & CO - BOOK                           9,228,000.00   14.7692
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S42      FIRST TRUST NATIONAL ASSOCIATION TT        3,362,000.00    5.3808
A-9           BEAR STEARNS MORTGAGE SECURITIES IN
12/31/2001    PASS-THROUGH CERT., SERIES 1996-7
              ATTN: STRUCTURE FINANCE/SPFT0210
410257700     ST PAUL
              MN 55101

1993-S42      BANKERS TRUST AS TRUSTEE FOR               3,132,748.00    5.0139
M-2           SUMMIT MORTGAGE TRUST 2000-1
12/31/2001    ATTN LOUIS FERRARO
              1761 E ST ANDREWS PLACE
770533740     SANTA ANA
              CA 92705

1993-S43      CEDE & CO - BOOK                          16,042,000.00   13.4095
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S43      CEDE & CO - BOOK                          30,674,000.00   25.6404
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S43      CEDE & CO - BOOK                          12,692,000.00   10.6093
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S43      CEDE & CO - BOOK                          32,418,000.00   27.0983
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S43      BANKERS TRUST COMPANY, AS TRUSTEE,         6,675,300.00    5.5799
M-1           UNDER THE PS&A RELATING TO
12/31/2001    RFMSI SERIES 1994-MZ1
              FOUR ALBANY STREET
134941247     NEW YORK
              NY 10006

1993-S44      CEDE & CO                                 10,000,000.00    5.2613
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944G77     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S44      CEDE & CO                                 16,984,000.00    8.9358
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944G93     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S44      CEDE & CO                                 85,916,000.00   45.2030
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944H35     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S44      CEDE & CO                                 14,762,000.00    7.7667
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944H43     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S44      CEDE & CO                                 18,438,000.00    9.7008
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944H50     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S44      CEDE & CO                                 10,645,000.00    5.6007
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944H76     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S45      CEDE & CO                                 30,000,000.00    8.8546
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944M21     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S45      CEDE & CO                                 17,010,000.00    5.0205
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944N53     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S45      CEDE & CO                                 20,507,000.00    6.0527
A-14          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944N79     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S45      CEDE & CO                                 58,137,000.00   17.1593
A-15          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944N87     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S45      CEDE & CO                                 44,516,000.00   13.1390
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944M70     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S45      CEDE & CO                                122,726,000.00   36.2229
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944M96     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S47      CEDE & CO                                 46,560,000.00   13.2560
A-18          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944T65     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S47      CEDE & CO                                 36,044,000.00   10.2620
A-19          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944T73     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S47      CEDE & CO                                 38,870,000.00   11.0666
A-22          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944U22     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S47      CEDE & CO                                 45,370,000.00   12.9172
A-23          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944U30     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S47      CEDE & CO                                 32,729,000.00    9.3182
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944R83     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S47      CEDE & CO                                 49,415,000.00   14.0689
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944R91     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1993-S48      CEDE & CO - BOOK                           7,049,000.00   12.7103
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S48      CEDE & CO - BOOK                          12,960,000.00   23.3686
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S48      CEDE & CO - BOOK                           5,276,000.00    9.5133
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S48      CEDE & CO - BOOK                          23,182,000.00   41.8002
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S48      BANKERS TRUST AS TRUSTEE FOR               3,305,815.00    5.9608
M-2           SUMMIT MORTGAGE TRUST 2000-1
12/31/2001    ATTN LOUIS FERRARO
              1761 E ST ANDREWS PLACE
770533740     SANTA ANA
              CA 92705

1993-S49      CEDE & CO - BOOK                          22,807,000.00   25.3531
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S49      CEDE & CO - BOOK                          37,438,000.00   41.6174
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S49      CEDE & CO - BOOK                          11,470,000.00   12.7505
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S49      CEDE & CO - BOOK                          13,328,000.00   14.8159
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1993-S6       CEDE & CO FAST                            40,000,000.00   56.9892
A-10          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944EV6     NEW YORK NY  10274
13-2555119


1993-S6       CEDE & CO FAST                             7,607,000.00   10.8379
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944EX2     NEW YORK NY  10274
13-2555119


1993-S6       BANKERS TRUST COMPANY AS TTEE UNDER        5,000,153.00    7.1239
B-1           THE TRUST AGREEMENT DTD 1/5/95
12/31/2001    RELATING TO RFMSI TRUST CERT SER 95-J1
760944ZZ8     3 PARK PLAZA, 16TH FL
13-4941247    ATTN: KATIE KELLER
              IRVINE CA  92714

1993-S6       BANKERS TRUST COMPANY AS TRUSTEE UNDER     9,677,910.00   13.7884
M-1           THE POOLING AND SERVICING AGREEMENT
12/31/2001    RELATING TO RESIDENTIAL FUNDING
760944EY0     MORTGAGE SECURITIES I INC SER 1993-MZ1
13-4941247    FOUR ALBANY STREET
              NEW YORK NY  10006

1993-S6       CUDD & CO                                  4,032,382.00    5.7451
M-2           C/O THE CHASE MANHATTAN BK N A
12/31/2001    BOX 1508 CHURCH ST STA
760944EZ7     NEW YORK NY 10008
13-6022143


1993-S7       CEDE & CO FAST                            37,465,000.00   47.2408
A-11          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944DX3     NEW YORK NY  10274
13-2555119


1993-S7       CEDE & CO FAST                            31,082,000.00   39.1923
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944DZ8     NEW YORK NY  10274
13-2555119


1993-S7       BANKERS TRUST COMPANY AS TTEE UNDER        6,051,700.00    7.6308
M-2           THE TRUST AGREEMENT DTD 8 22 95
12/31/2001    RE DLJ TRUST CERTS SERIES 1995-T7
760944EB0     3 PARK PLAZA 16TH FL
13-4941247    ATTN KATIE KELLER
              IRVINE CA  92714

1993-S9       BOST AND CO                               20,850,000.00   27.3649
A-6           BOSTON SAFE DEPOSIT AND TRUST CO
12/31/2001    C/O MELLON BANK
760944DT2     ATTN  MBS INCOME DEPT
04-6013753    PO BOX 3195
              PITTSBURGH PA  15230-3195

1993-S9       CEDE & CO FAST                            35,181,860.00   46.1750
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944EM6     NEW YORK NY  10274
13-2555119


1993-S9       CEDE & CO FAST                            15,077,940.00   19.7893
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944EJ3     NEW YORK NY  10274
13-2555119


1993-S9       BANKERS TRUST COMPANY TR UA 4-29-93        4,404,800.00    5.7812
B-1           RELATING TO RFMSI TRUST
12/31/2001    CERTIFICATES SERIES 1993-J3
760944ZS3     3 PARK PLAZA 16TH FLOOR
13-4941247    ATT KATIE KELLER RFC SERIES
              IRVINE CA  92714

1994-MZ1      HARE & CO                                  5,500,000.00    5.3497
A-1           C/O BANK OF NEW YORK
12/31/2001    PO BOX 11203
7609443Q9     NEW YORK NY  10286
000-00-0000


1994-MZ1      HARE & CO                                 28,500,000.00   27.7214
A-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
7609443Q9     NEW YORK NY  10286
13-6062916


1994-MZ1      AUER & CO                                  5,300,000.00    5.1552
A-2           C/O BANKERS TRUST COMPANY
12/31/2001    BOX 704
7609443R7     CHURCH STREET STATION
13-6064419    NEW YORK NY  10008-0704


1994-MZ1      GERLACH & CO                              25,908,403.22   25.2006
A-2           C/O CITIBANK NA
12/31/2001    20 EXCHANGE PLACE
7609443R7     NEW YORK NY  10043
###-##-####


1994-MZ1      HATCHVIEW & CO                            10,000,000.00    9.7268
A-2           C/O STATE STREET BANK & TRUST CO
12/31/2001    P O BOX 5756
7609443R7     BOSTON MA  02206
04-3301643


1994-MZ1      MAC & CO                                  10,000,000.00    9.7268
A-2           P O BOX 3195
12/31/2001    ATTN MBS INCOME UNIT
7609443R7     PITTSBURGH PA  15230-3195
###-##-####


1994-MZ1      STATELY & CO                               9,000,000.00    8.7541
A-2           C/O CITIBANK CUSTODY N A
12/31/2001    IC & D LOCK BOX
7609443R7     P O BOX 7247-7057
###-##-####   PHILADELPHIA PA  19170-7057


1994-RS4      CEDE & CO - BOOK                          36,569,000.00   99.9994
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S1       CEDE & CO                                 48,388,000.00   16.1508
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944Y85     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S1       CEDE & CO                                 20,733,000.00    6.9202
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944Y93     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S1       CEDE & CO                                 49,051,000.00   16.3721
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944Z27     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S1       CEDE & CO                                 54,725,400.00   18.2661
A-13          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944Z35     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S1       CEDE & CO FAST                            22,295,600.00    7.4418
A-14          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
760944Z43     NEW YORK NY  10274
13-2555119


1994-S1       CEDE & CO                                 15,911,000.00    5.3107
A-15          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944Z50     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S1       CEDE & CO                                 44,578,000.00   14.8791
A-19          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944Z92     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S10      CEDE & CO - BOOK                          28,657,000.00   29.8661
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S10      CEDE & CO - BOOK                          25,586,000.00   26.6655
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S10      FIRST TRUST NATIONAL ASSOCIATION TT       11,221,052.00   11.6945
A-7           BEAR STEARNS MORTGAGE SECURITIES IN
12/31/2001    PASS-THROUGH CERT., SERIES 1996-7
              ATTN: STRUCTURE FINANCE/SPFT0210
410257700     ST PAUL
              MN 55101

1994-S10      FIRST TRUST NATIONAL ASSOCIATION TT        5,178,948.00    5.3975
A-8           BEAR STEARNS MORTGAGE SECURITIES IN
12/31/2001    PASS-THROUGH CERT., SERIES 1996-7
              ATTN: STRUCTURE FINANCE/SPFT0210
410257700     ST PAUL
              MN 55101

1994-S10      CEDE & CO - BOOK                          16,947,000.00   17.6620
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S11      TEACHERS INSURANCE AND ANNUITY           100,000,000.00   81.7143
A-3           ASSOCIATION OF AMERICA
12/31/2001    ATTN: CARLOS J. ROIG, SEC. DIV.
              730 THIRD AVENUE, 4TH FLR.
131624203     NEW YORK
              NY 10017

1994-S11      BANKERS TRUST COMPANY TR UA JAN 27        10,702,300.00    8.7453
M-1           RELATING TO RESIDENTIAL FUNDING
12/31/2001    MORTGAGE SECURITIES I, INC TRUST
              CERTIFICATES SERIES 1995-J2
134941247     SANTA ANA
              CA 92705-4934

1994-S12      CEDE & CO                                 16,923,000.00   12.2431
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947AB7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S12      CEDE & CO                                 28,000,000.00   20.2568
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947AC5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S12      CEDE & CO                                 73,800,000.00   53.3911
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947AD3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S12      CEDE & CO                                 13,209,000.00    9.5561
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947AE1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S13      TEACHERS INSURANCE AND ANNUITY           100,000,000.00   84.4540
A-4           ASSOCIATION OF AMERICA
12/31/2001    ATTN: CARLOS J. ROIG, SEC. DIV.
              730 THIRD AVENUE, 4TH FLR.
131624203     NEW YORK
              NY 10017

1994-S14      CEDE & CO                                150,068,000.00   96.4002
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947BB6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S15      TEACHERS INSURANCE AND ANNUITY            21,500,000.00   63.0987
A-7           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE
760947BX8     ATTN: SECURITIES ACCTNG DIV.
13-1624203    NEW YORK, NY  10017


1994-S15      BANKERS TRUST CO. LTD AS TTEE FOR          2,074,847.12    6.0893
A-9           NOTEHOLDERS UNDER AN INDENTURE
12/31/2001    RELATING TO SANT LTD SEC NT SER 1996-A
760947BZ3     BANKERS TRUSTEE COMPANY LIMITED
              1 APPOLD STREET, BROADGATE
              LONDON, EC2A 2HE  ENGLAND

1994-S15      BANKERS TRUST COMPANY AS TTEE UNDER        4,463,000.00   13.0981
M-1           THE TRUST AGREEMENT DTD 1/27/95
12/31/2001    RELATING TO RFMSI 1995-J2
760947CB5     3 PARK PLAZA, 16TH FL
13-4941247    IRVINE CA  92714


1994-S15      BANKERS TRUST COMPANY AS TTEE UNDER        2,028,600.00    5.9536
M-2           THE TRUST AGREEMENT DTD 1/27/95
12/31/2001    RELATING TO RFMSI 1995-J2
760947CC3     3 PARK PLAZA, 16TH FL
13-4941247    IRVINE CA  92714


1994-S16      CEDE & CO - BOOK                             500,000.00   11.3289
A-I           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S16      CEDE & CO - BOOK                             500,000.00   11.3289
A-II          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S16      CEDE & CO - BOOK                             500,000.00   11.3289
A-III         P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S16      STATE STREET BANK AND TRUST COMPANY          332,976.87    7.5445
B             AS TRUSTEE FOR SMT 1997-1
12/31/2001    ATTN CORPORATE TRUST DEPTMENT
              IP/5 SMT 1997-1
046828670     BOSTON
              MA 02110

1994-S16      OKGBD & CO.                                1,040,530.00   23.5761
M-1           C/O BANKERS TRUST
12/31/2001    P O BOX 704
              CHURCH STREET STATION
133020293     NEW YORK
              NY 10008-0704

1994-S16      BANKERS TRUST COMPANY AS TRUSTEE UA        1,539,985.00   34.8927
M-2           AUG 1 95 RELATING TO RFMSI TRUST
12/31/2001    CERTIFICATES 1995-J3
              3 PARK PLAZA, FLR 16 /K. KELLER
134941247     IRVINE
              CA 92714

1994-S17      MAC & CO                                  50,737,000.00   81.9404
A-10          P O BOX 3195
12/31/2001    ATTN MBS INCOME UNIT
760947CQ2     PITTSBURGH PA  15230-3195
###-##-####


1994-S18      CEDE & CO - BOOK                           9,132,000.00   46.9033
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S18      BKRS TTEE CO LTD TTEE FOR NTHLDS           1,364,277.74    7.0071
A-7           UNDER AN IND RELATING TO STRCTRD
12/31/2001    ASSET NTS TRNSACTNS LTD SCRD NTS
              SER 1996-A BANKERS TRUSTEE CO. LTD
LV002454      LONDON


1994-S18      BANKERS TRUST COMPANY TR UA JAN 27         4,067,400.00   20.8908
M-1           RELATING TO RESIDENTIAL FUNDING
12/31/2001    MORTGAGE SECURITIES I, INC TRUST
              CERTIFICATES SERIES 1995-J2
134941247     SANTA ANA
              CA 92705-4934

1994-S18      BANKERS TRUST COMPANY TR UA JAN 27         1,355,800.00    6.9636
M-2           RELATING TO RESIDENTIAL FUNDING
12/31/2001    MORTGAGE SECURITIES I, INC TRUST
              CERTIFICATES SERIES 1995-J2
134941247     SANTA ANA
              CA 92705-4934

1994-S18      BANKERS TRUST COMPANY TR UA JAN 27         1,694,700.00    8.7042
M-3           RELATING TO RESIDENTIAL FUNDING
12/31/2001    MORTGAGE SECURITIES I, INC TRUST
              CERTIFICATES SERIES 1995-J2
134941247     SANTA ANA
              CA 92705-4934

1994-S19      CEDE & CO - BOOK                          75,339,000.00   79.2500
A             P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S19      TFINN & CO                                12,120,000.00   12.7492
M-1           C/O CHASE MANHATTAN BANK
12/31/2001    P O BOX 50000

133549348     NEWARK
              NJ 07101

1994-S2       CEDE & CO                                 20,379,000.00   17.1254
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944V88     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S2       CEDE & CO                                 49,504,000.00   41.6005
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944W46     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S2       CEDE & CO                                 10,079,000.00    8.4699
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944W53     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S2       CEDE & CO                                 19,283,000.00   16.2044
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760944W61     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S2       BANKERS TRUST COMPANY AS TRUSTEE           7,801,800.00    6.5562
M-1           UNDER THE PS & A RELATING TO RFMSI
12/31/2001    SERIES 1994-MZ1
760944X45     FOUR ALBANY STREET
13-4941247    NEW YORK  NY  10006


1994-S20      AMERICAN SAVINGS BANK F S B               25,000,000.00   81.1955
A             915 FORT STREET MAIL
12/31/2001    SECONDARY MARKET DEPT

990253492     HONOLULU
              HI 96813

1994-S20      GOLDMAN SACHS & CO                         1,876,700.00    6.0952
M-2           ATTN: DAVID ROSENBLUM, MORTGAGE DEP
12/31/2001    85 BROAD ST- 26TH FLOOR

135108880     NEW YORK
              NY 10004

1994-S3       TEACHERS INSURANCE AND ANNUITY            76,450,085.00   89.4631
A-2           ASSOCIATION OF AMERICA
12/31/2001    ATTN: CARLOS J. ROIG, SEC. DIV.
              730 THIRD AVENUE, 4TH FLR.
131624203     NEW YORK
              NY 10017

1994-S5       CEDE & CO                                103,633,000.00   42.6366
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609443B2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S5       CEDE & CO                                 32,041,000.00   13.1823
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609443D8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S5       CEDE & CO                                 44,984,000.00   18.5073
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609443E6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S5       CEDE & CO                                 25,500,000.00   10.4912
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609443J5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S6       AMERICAN SAVINGS BANK FSB                 50,000,000.00   32.8405
A             SECONDARY MARKET/INVESTOR ACCOUNTING
12/31/2001    915 FORT STREET MALL
7609442H0     HONOLULU HI  96813
99-0253492


1994-S6       AMERICAN SAVINGS BANK FSB                 40,000,000.00   26.2724
A             915 FORT STREET
12/31/2001    HONOLULU HI  96813
7609442H0
87-0110810


1994-S6       CEDE & CO                                 55,000,000.00   36.1246
A             C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609442H0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S7       CEDE & CO                                 43,420,000.00   17.1378
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609445X2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S7       CEDE & CO                                 66,266,000.00   26.1551
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609445Y0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S7       TEACHERS INSURANCE AND ANNUITY            32,444,000.00   12.8056
A-12          ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE
7609445Z7     ATTN: SECURITIES ACCTNG DIV.
13-1624203    NEW YORK, NY  10017


1994-S7       CEDE & CO                                 19,054,000.00    7.5206
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609445U8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S7       CEDE & CO                                 50,184,000.00   19.8076
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609445V6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S8       CEDE & CO                                 54,914,000.00   39.8079
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609445A2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S8       CEDE & CO                                 15,096,000.00   10.9433
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609445B0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S8       CEDE & CO                                  9,515,000.00    6.8976
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609445D6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S8       CEDE & CO                                 38,566,000.00   27.9570
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609445E4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1994-S9       CEDE & CO - BOOK                          81,754,000.00   47.1009
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S9       CEDE & CO - BOOK                          63,362,000.00   36.5047
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1994-S9       CEDE & CO - BOOK                          17,598,000.00   10.1387
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-R5       CEDE & CO - BOOK                          94,065,000.00   18.8600
IA            P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-R5       CEDE & CO - BOOK                         199,529,000.00   40.0055
IIA           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-R5       CEDE & CO - BOOK                         151,831,000.00   30.4420
IIIA          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S1       TEACHERS INSURANCE AND ANNUITY            45,746,137.00   85.0130
A-7           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE
760947EL1     ATTN: SECURITIES ACCTNG DIV.
13-1624203    NEW YORK, NY  10017


1995-S1       TEACHERS INSURANCE AND ANNUITY             3,101,663.00    5.7640
M-1           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE
760947EM9     ATTN: SECURITIES ACCTNG DIV.
13-1624203    NEW YORK, NY  10017


1995-S10      CEDE & CO                                  8,936,000.00   10.8049
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947JN2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S10      CEDE & CO                                 20,970,000.00   25.3557
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947JP7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S10      CEDE & CO                                 38,235,000.00   46.2316
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947JQ5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S10      MAC & CO                                   5,767,800.00    6.9741
M-1           P O BOX 3195
12/31/2001    PITTSBURGH PA  15230-3195
760947JY8
###-##-####


1995-S11      CEDE & CO - BOOK                         100,000,000.00   58.2454
A-15          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S11      CEDE & CO - BOOK                          32,887,000.00   19.1552
A-16          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S11      CEDE & CO - BOOK                           9,500,000.00    5.5333
A-19          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S12      CEDE & CO                                 23,594,900.00   27.7245
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947KH3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S12      CEDE & CO                                 56,568,460.00   66.4691
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947KJ9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S13      CEDE & CO - BOOK                          97,561,000.00   96.9993
A             P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S14      CEDE & CO                                 53,182,701.00   42.1808
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947MC2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S14      CEDE & CO                                 41,080,426.00   32.5821
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947MD0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S14      BOST & CO                                 10,777,500.00    8.5480
M-1           MELLON BANK
12/31/2001    P O BOX 3195
760947MH1     PITTSBURGH PA  15230-3195
###-##-####


1995-S15      CEDE & CO - BOOK                          14,000,000.00   32.2485
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S15      CEDE & CO - BOOK                          25,515,000.00   58.7729
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S16      CEDE & CO                                 44,355,201.00   39.0328
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947NA5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S16      CEDE & CO                                 42,424,530.00   37.3338
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947NB3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S16      BOST & CO                                 10,149,774.00    8.9319
M-1           MELLON BANK
12/31/2001    P O BOX 3195
760947NK3     PITTSBURGH PA  15230-3195
###-##-####


1995-S17      CEDE & CO                                 52,000,000.00   43.1647
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947PH8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S17      CEDE & CO                                 42,208,985.00   35.0372
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947PK1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S18      CEDE & CO - BOOK                          23,801,500.00   55.9064
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S18      CEDE & CO - BOOK                          13,965,000.00   32.8018
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S19      CEDE & CO - BOOK                         114,954,300.00   96.5000
A             P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S2       CEDE & CO - BOOK                           1,391,044.00   12.9853
A             P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S2       BANKERS TRUST COMPANY, AS TRUSTEE          4,660,688.00   43.5073
B-1           OF SMFC 97-A
12/31/2001    3 PARK PLAZA 16TH FLOOR

133347003     IRVINE
              CA 92614

1995-S2       BANKERS TRUST COMPANY, AS TRUSTEE          2,330,345.00   21.7537
B-2           OF SMFC 97-A
12/31/2001    3 PARK PLAZA 16TH FLOOR

133347003     IRVINE
              CA 92614

1995-S2       AUER & CO                                  2,330,343.10   21.7537
B-3           C/O BANKERS TRUST CO.
12/31/2001    ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
136064419     NEW YORK
              NY 10274

1995-S21      TEACHERS INSURANCE AND ANNUITY           104,043,000.00   69.7544
A-5           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE  4TH FL
760947QU8     NEW YORK NY  10017
13-1624203


1995-S21      CEDE & CO                                 26,848,000.00   17.9999
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947QV6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S3       TEACHERS INSURANCE AND ANNUITY            64,384,584.53   83.4633
A-7           ASSOCIATION OF AMERICA
12/31/2001    ATTN: CARLOS J. ROIG, SEC. DIV.
              730 THIRD AVENUE, 4TH FLR.
131624203     NEW YORK
              NY 10017

1995-S3       TEACHERS INSURANCE AND ANNUITY             4,724,582.00    6.1246
M-1           ASSOCIATION OF AMERICA
12/31/2001    ATTN: CARLOS J. ROIG, SEC. DIV.
              730 THIRD AVENUE, 4TH FLR.
131624203     NEW YORK
              NY 10017

1995-S4       CEDE & CO                                 20,796,315.00   80.6488
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947EX5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S4       BEACHCORAL & CO                            1,575,400.00    6.1095
M-1           C/O STATE STREET BANK & TRUST CO
12/31/2001    PO BOX 5756
760947FB2     BOSTON MA  02206
04-3336691


1995-S6       CEDE & CO                                 95,824,102.00   79.9999
A             C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947FZ9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S6       CEDE & CO                                 16,170,335.00   13.5000
M-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947GB1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S7       CEDE & CO                                  7,200,000.00   58.8536
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947HJ3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S7       AUER & CO                                  1,574,800.00   12.8726
M-1           C/O BANKERS TRUST COMPANY
12/31/2001    BOX 704
760947HP9     CHURCH STREET STATION
13-6064419    NEW YORK NY  10008-0704


1995-S7       BANK OF NEW YORK TTEE                      1,049,900.00    8.5820
M-2           FOR BSSP 1999-1
12/31/2001    101 BARCLAY STREET
760947HQ7     NEW YORK NY  10286
13-5160382


1995-S7       BANKERS TRUST CO AS TRUSTEE UNDER            892,400.00    7.2946
M-3           TRUST AGMT DATED 8 1 95 RE RFMSI TRUST
12/31/2001    CERTS SERIES 1995-J3
760947HR5     16 PARK PLAZA 16TH FLOOR
000-00-0000   IRVINE CA  92714


1995-S8       CEDE & CO - BOOK                          21,739,268.00   75.9184
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-S8       MAC & CO                                   2,809,400.00    9.8111
M-1           ATTN MBS INCOME UNIT
12/31/2001    P O BOX 3195

251536944     PITTSBURGH
              PA 15230-3195

1995-S9       CEDE & CO                                 10,265,610.00    8.3194
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947JB8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S9       CEDE & CO                                 23,921,333.00   19.3863
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947HT1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S9       CEDE & CO                                 12,694,000.00   10.2874
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947HU8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1995-S9       TEACHERS INSURANCE AND ANNUITY            63,512,857.35   51.4719
A-9           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE
760947JF9     ATTN: SECURITIES ACCTNG DIV.
13-1624203    NEW YORK, NY  10017


1996-S1       CEDE & CO                                 40,000,000.00   25.0703
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947RM5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S1       CEDE & CO                                 15,000,000.00    9.4014
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947RN3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S1       TEACHERS INSURANCE AND ANNUITY            73,856,000.00   46.2898
A-6           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE  4TH FL
760947RU7     NEW YORK NY  10017
13-1624203


1996-S1       TFINN & CO                                11,941,396.00    7.4844
M-1           C/O CHASE MANHATTAN BANK
12/31/2001    DEPT 6583
760947RR4     P O BOX 50000
###-##-####   NEWARK NJ  07101


1996-S10      CEDE & CO                                 84,305,000.00   49.2205
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947XG1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S10      CEDE & CO                                 37,904,105.00   22.1299
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947XH9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S10      CEDE & CO                                 14,595,895.00    8.5216
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947XJ5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S10      BOST & CO                                  9,380,900.00    5.4769
M-1           MELLON BANK
12/31/2001    P O BOX 3195
760947XM8     PITTSBURGH PA  15230-3195
###-##-####


1996-S11      CEDE & CO - BOOK                         110,123,000.00   95.4851
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S13      CEDE & CO                                 18,350,000.00   28.5578
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947XS5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S13      CEDE & CO                                 18,245,000.00   28.3944
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947XT3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S13      CEDE & CO                                 20,000,000.00   31.1257
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947XU0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S14      CEDE & CO - BOOK                          59,143,468.00   18.0265
A-12          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S14      CEDE & CO - BOOK                         105,040,087.00   32.0155
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S14      CEDE & CO - BOOK                          33,579,740.00   10.2349
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S14      CEDE & CO - BOOK                          27,457,512.00    8.3689
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S15      CEDE & CO - BOOK                          12,069,000.00   11.4619
A-18          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S15      CEDE & CO - BOOK                           8,230,000.00    7.8160
A-19          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S15      CEDE & CO - BOOK                          41,182,000.00   39.1103
A-20          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S15      CEDE & CO - BOOK                          10,625,000.00   10.0905
A-21          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S15      BANK OF NEW YORK, AS TRUSTEE               5,391,778.36    5.1205
A-22          ATTN:CORP TRUST MBS UNIT DLJ 1998-C
12/31/2001    101 BARCLAY STREET, FLOOR 12E

135160382     NEW YORK
              NY 10286

1996-S15      BOST & CO                                 10,108,600.00    9.6001
M-1           BOSTON SAFE DEPOSIT AND TRUST CO
12/31/2001    SECURITIES OPERATIONS DEPT
              C/O MELLON BANK
046013753     PITTSBURGH
              PA 15230-3195

1996-S15      FIRST TRUST NATIONAL ASSOCIATION AS        5,559,700.00    5.2800
M-3           TRUSTEE FOR LEHMAN STRUCTURED SECS
12/31/2001    CORP SUBORDINATED MTGE CERTIFICATES
              BACKED CERTIFICATES SERIES 1998-A
410257700     ST PAUL
              MN 55101

1996-S16      CEDE & CO                                 17,641,789.00   31.6479
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947E56     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S16      CEDE & CO                                 16,661,690.00   29.8897
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947E64     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S16      HARE & CO                                  7,283,700.00   13.0664
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
760947G21     NEW YORK NY  10286
###-##-####


1996-S16      THE BANK OF NEW YORK SOLELY IN ITS         4,552,300.00    8.1665
M-2           CAPACITY AS TRUSTEE FOR THE HOLDERS OF
12/31/2001    BEAR STEARNS MORTGAGE SECURITIES INC
760947G39     PASS THROUGH CERTIFICATES SER 1998-2
###-##-####   101 BARCLAY STREET FLOOR 12E
              NEW YORK N Y  10286

1996-S16      FIRST TRUST NATIONAL ASSOCIATION AS        4,006,000.00    7.1864
M-3           TTEE FOR LEHMAN STRUCTURED SECURITIES
12/31/2001    CORP SUBORDINATED MTG CERTIFICATES
760947G47     BACKED CERTIFICATES SERIES 1998-A
###-##-####   180 EAST FIFTH STREET SUITE 200
              ST PAUL MN  55101

1996-S17      CEDE & CO - BOOK                          22,997,000.00   43.2071
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S17      CEDE & CO - BOOK                           7,216,000.00   13.5575
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S17      CEDE & CO - BOOK                          17,250,000.00   32.4095
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S18      BANK OF NEW YORK, AS TRUSTEE               2,238,855.16    6.9889
A-13          ATTN:CORP TRUST MBS UNIT DLJ 1998-C
12/31/2001    101 BARCLAY STREET, FLOOR 12E

135160382     NEW YORK
              NY 10286

1996-S18      CEDE & CO - BOOK                          20,015,977.00   62.4823
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S18      SALKELD & CO                               2,283,600.00    7.1285
M-1           C/O BANKERS TRUST CO
12/31/2001    ATTN PRIVATE PLACEMENT UNIT
              P O BOX 998
136065491     NEW YORK
              NY 10024

1996-S18      BK OF NEW YORK SOLELY IN ITS CAPACI        2,677,200.00    8.3572
M-2           AS TTEE FOR HOLDERS OF BEAR STEARNS
12/31/2001    MTGE SECS INC PASS THRU CERT SER 98
              CORP TRUST/MBS UNIT BEAR STEARNS 98
135160382     NEW YORK
              NY 10286

1996-S19      CEDE & CO                                 19,855,000.00   56.8997
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947K91     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S19      CEDE & CO                                 10,475,000.00   30.0189
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947L25     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S2       CEDE & CO - BOOK                          20,391,493.00   38.0444
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S2       CEDE & CO - BOOK                          29,250,000.00   54.5717
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S20      TEACHERS INSURANCE AND ANNUITY           105,985,000.00   64.5537
A-4           ASSOCIATION OF AMERICA
12/31/2001    ATTN: SECURITIES ACCOUNTING DIVISION
RF9620221     730 THIRD AVENUE
###-##-####   NEW YORK NY  10017


1996-S20      CEDE & CO                                 20,022,000.00   12.1951
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947M57     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S20      CEDE & CO                                 12,014,000.00    7.3175
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947M65     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S20      BOST & CO                                  9,033,100.00    5.5019
M-1           MELLON BANK
12/31/2001    P O BOX 3195
760947N64     PITTSBURGH PA  15230-3195
###-##-####


1996-S21      CEDE & CO - BOOK                           7,000,000.00   23.0068
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S21      CEDE & CO - BOOK                           5,000,000.00   16.4334
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S21      CEDE & CO - BOOK                           4,417,000.00   14.5173
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S21      CEDE & CO - BOOK                          10,450,000.00   34.3458
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S22      CEDE & CO                                 16,200,000.00   49.2482
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947Q38     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S22      CEDE & CO                                  5,000,000.00   15.2001
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947S51     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S22      SOUTHLAND LIFE INS CO MASTER A/C           4,235,400.00   12.8757
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
760947Q61     NEW YORK N Y  10249
###-##-####


1996-S22      FIRST TRUST NATIONAL ASSOCIATION AS        2,117,700.00    6.4378
M-2           TTEE FOR LEHMAN STRUCTURED SECURITIES
12/31/2001    CORP SUBORDINATED MTG CERTIFICATES
760947Q79     BACKED CERTIFICATES SERIES 1998-A
###-##-####   180 EAST FIFTH STREET SUITE 200
              ST PAUL MN  55101

1996-S22      BOST & CO                                  2,435,400.00    7.4036
M-3           C/O MELLON BANK
12/31/2001    P O BOX 3195
760947Q87     PITTSBURGH PA  15230-3197
04-6013753


1996-S23      CEDE & CO                                 22,009,468.00   55.4776
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947T35     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S23      CEDE & CO                                  2,445,497.00    6.1642
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947T50     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S23      LIFE INSURANCE CO OF GEORGIA               5,195,400.00   13.0956
M-1           MAIN ACCT
12/31/2001    C/O THE BANK OF NEW YORK
760947U74     P O BOX 11203
000-00-0000   NEW YORK NY  10286


1996-S23      THE BANK OF NEW YORK SOLELY IN ITS         3,247,100.00    8.1847
M-2           CAPACITY AS TRUSTEE FOR THE HOLDERS OF
12/31/2001    BEAR STEARNS MORTGAGE SECURITIES INC
760947U82     PASS THROUGH CERTIFICATES SER 1998-2
###-##-####   101 BARCLAY STREET FLOOR 12E
              NEW YORK N Y  10286

1996-S23      HARE & CO                                  2,987,300.00    7.5299
M-3           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
760947U90     NEW YORK NY  10286
###-##-####


1996-S24      CEDE & CO                                 25,641,602.00   57.8324
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947V40     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S24      CEDE & CO                                 13,627,408.00   30.7354
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947V57     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S25      CEDE & CO - BOOK                          12,000,000.00   34.1458
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S25      CEDE & CO - BOOK                          10,690,000.00   30.4182
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S25      SOUTHLAND LIFE INSURANCE CO                4,251,000.00   12.0962
M-1           C/O MELLON BANK
12/31/2001    PO BOX 3195

750572420     PITTSBURG
              PA 15230-3195

1996-S25      BK OF NEW YORK SOLELY IN ITS CAPACI        3,188,300.00    9.0723
M-2           AS TTEE FOR HOLDERS OF BEAR STEARNS
12/31/2001    MTGE SECS INC PASS THRU CERT SER 98
              CORP TRUST/MBS UNIT BEAR STEARNS 98
135160382     NEW YORK
              NY 10286

1996-S3       CEDE & CO                                 33,000,000.00   37.9511
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947SL6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S3       CEDE & CO                                 33,510,029.00   38.5376
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947SM4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S3       HARE & CO                                  8,000,000.00    9.2003
M-1           C/O BANK OF NEW YORK
12/31/2001    PO BOX 11203
760947ST9     NEW YORK NY  10286
000-00-0000


1996-S3       OKGBD & CO                                 5,333,000.00    6.1331
M-2           C/O BANKERS TRUST P O BOX 704
12/31/2001    CHURCH STREET STATION
760947SU6     NEW YORK NY  10008-0704
13-3020293


1996-S4       CEDE & CO                                 54,090,000.00   28.2224
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947TQ4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S4       CEDE & CO                                 42,824,000.00   22.3442
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947TR2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S4       CEDE & CO                                 61,263,000.00   31.9650
A-13          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947TS0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S5       CEDE & CO - BOOK                          21,274,070.00   33.1061
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S5       CEDE & CO - BOOK                          38,926,942.00   60.5770
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S6       CEDE & CO - BOOK                          27,446,000.00   40.9706
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S6       CEDE & CO - BOOK                          15,000,000.00   22.3915
A-11          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S6       CEDE & CO - BOOK                           9,032,000.00   13.4827
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S6       SALOMON SMITH BARNEY                       4,960,000.00    7.4041
A-9           333 WEST 34TH STREET - 3RD FLOOR
12/31/2001

112418191     NEW YORK
              NY 10001

1996-S6       FIRST TRUST NATIONAL ASSOCIATION AS        4,669,000.00    6.9697
M-3           TRUSTEE FOR LEHMAN STRUCTURED SECS
12/31/2001    CORP SUBORDINATED MTGE CERTIFICATES
              BACKED CERTIFICATES SERIES 1998-A
410257700     ST PAUL
              MN 55101

1996-S7       CEDE & CO                                 20,000,000.00    8.8946
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947VN8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S7       CEDE & CO                                 38,585,000.00   17.1599
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947VP3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S7       TEACHERS INSURANCE AND ANNUITY           123,614,000.00   54.9748
A-6           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE  4TH FL
RF9607119     NEW YORK NY  10017
13-1624203


1996-S7       AUL-AMERICAN UNITED LIFE INS CO           11,554,000.00    5.1384
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
760947VT5     NEW YORK NY  10286
000-00-0000


1996-S8       CEDE & CO - BOOK                          60,000,000.00   52.6239
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S8       CEDE & CO - BOOK                          39,034,000.00   34.2353
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S8       CEDE & CO - BOOK                           6,047,000.00    5.3036
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-S9       TEACHERS INSURANCE AND ANNUITY           126,846,538.00   29.3808
A-1           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE
RF9609221     ATTN: SECURITIES ACCTNG DIV.
13-1624203    NEW YORK, NY  10017


1996-S9       CEDE & CO                                 95,117,613.00   22.0316
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947WR8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S9       CEDE & CO                                 74,488,122.00   17.2533
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947WJ6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S9       CEDE & CO                                 30,014,887.00    6.9522
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947WL1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S9       TEACHERS INSURANCE AND ANNUITY           126,846,538.00   29.3808
A-1           ASSOCIATION OF AMERICA
12/31/2001    730 THIRD AVENUE
RF9609221     ATTN: SECURITIES ACCTNG DIV.
13-1624203    NEW YORK, NY  10017


1996-S9       CEDE & CO                                 95,117,613.00   22.0316
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947WR8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S9       CEDE & CO                                 74,488,122.00   17.2533
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947WJ6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-S9       CEDE & CO                                 30,014,887.00    6.9522
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760947WL1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S1       CEDE & CO - BOOK                          15,536,000.00   48.3374
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S1       CEDE & CO - BOOK                          13,007,000.00   40.4689
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S10      CEDE & CO - BOOK                          25,026,000.00   34.1214
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S10      CEDE & CO - BOOK                          13,626,000.00   18.5782
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S10      CEDE & CO - BOOK                          30,511,000.00   41.5999
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S11      CEDE & CO - BOOK                          25,835,000.00   44.6142
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S11      CEDE & CO - BOOK                           7,423,000.00   12.8187
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S11      CEDE & CO - BOOK                          20,000,000.00   34.5378
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S12      CEDE & CO - BOOK                          78,398,000.00   26.2193
A-12          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S12      CEDE & CO - BOOK                          70,000,000.00   23.4106
A-17          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S12      CEDE & CO - BOOK                          35,098,000.00   11.7381
A-18          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S12      CEDE & CO - BOOK                          52,549,000.00   17.5744
A-19          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S13      CEDE & CO - BOOK                          13,240,000.00    7.9517
A-14          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S13      CEDE & CO - BOOK                          10,400,000.00    6.2461
A-15          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S13      CEDE & CO - BOOK                          10,950,000.00    6.5764
A-16          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S13      CEDE & CO - BOOK                         115,060,820.00   69.1037
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S14      CEDE & CO - BOOK                          43,692,000.00   23.8893
A-11          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S14      CEDE & CO - BOOK                          48,290,000.00   26.4033
A-12          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S14      CEDE & CO - BOOK                          21,615,000.00   11.8183
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S14      CEDE & CO - BOOK                          50,199,000.00   27.4471
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S15      CEDE & CO - BOOK                          14,999,000.00   13.5618
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S15      CEDE & CO - BOOK                           7,809,000.00    7.0608
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S15      CEDE & CO - BOOK                          60,747,995.00   54.9272
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S15      CEDE & CO - BOOK                          16,474,000.00   14.8955
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S16      CEDE & CO - BOOK                         125,536,000.00   60.3113
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S16      CEDE & CO - BOOK                          25,822,000.00   12.4057
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S16      CEDE & CO - BOOK                          49,936,000.00   23.9908
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S17      CEDE & CO - BOOK                         102,000,000.00   16.4874
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S17      CEDE & CO - BOOK                          59,670,999.00    9.6453
A-18          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S17      CEDE & CO - BOOK                         100,000,000.00   16.1641
A-24          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S17      CEDE & CO - BOOK                          88,263,190.00   14.2670
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S17      CEDE & CO - BOOK                         175,915,000.00   28.4351
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S18      CEDE & CO - BOOK                          11,617,000.00   17.5115
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S18      CEDE & CO - BOOK                          10,000,000.00   15.0740
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S18      CEDE & CO - BOOK                          10,000,000.00   15.0740
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S18      CEDE & CO - BOOK                          30,982,000.00   46.7023
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S19      CEDE & CO - BOOK                          31,369,573.00   21.6902
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S19      CEDE & CO - BOOK                          27,950,000.00   19.3258
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S19      CEDE & CO - BOOK                          46,000,000.00   31.8063
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S19      CEDE & CO - BOOK                          20,000,000.00   13.8288
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S19      CEDE & CO - BOOK                          13,999,000.00    9.6795
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S2       CEDE & CO - BOOK                          10,709,000.00   13.3710
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S2       CEDE & CO - BOOK                          41,092,200.00   51.3069
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S2       CEDE & CO - BOOK                           9,750,000.00   12.1736
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S2       SOUTHLAND LIFE INSURANCE CO                8,476,700.00   10.5838
M-1           C/O MELLON BANK
12/31/2001    PO BOX 3195

750572420     PITTSBURG
              PA 15230-3195

1997-S20      CEDE & CO - BOOK                         357,046,000.00   64.7962
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S20      CEDE & CO - BOOK                          67,390,110.00   12.2299
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S21      CEDE & CO - BOOK                         130,050,000.00   97.6804
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S3       CEDE & CO - BOOK                           6,000,000.00    9.9599
A-12          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S3       CEDE & CO - BOOK                           3,750,000.00    6.2249
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S3       CEDE & CO - BOOK                          18,000,000.00   29.8797
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S3       CEDE & CO - BOOK                          16,143,000.00   26.7971
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S3       CEDE & CO - BOOK                           5,573,000.00    9.2511
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S3       OKGBD & CO.                                4,509,400.00    7.4855
M-1           C/O BANKERS TRUST
12/31/2001    P O BOX 704
              CHURCH STREET STATION
133020293     NEW YORK
              NY 10008-0704

1997-S4       CEDE & CO                                 17,686,000.00   14.0973
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609474L2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S4       CEDE & CO                                 32,407,000.00   25.8312
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609474M0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S4       CEDE & CO                                 45,000,000.00   35.8689
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609474P3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S4       CEDE & CO                                 17,686,000.00   14.0973
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609474Q1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S5       CEDE & CO                                125,000,000.00   82.5961
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609475N7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S5       OKGBD & CO                                10,026,600.00    6.6253
M-1           C/O BANKERS TRUST P O BOX 704
12/31/2001    CHURCH STREET STATION
7609475X5     NEW YORK NY  10008-0704
13-3020293


1997-S6       CEDE & CO                                 23,427,000.00   19.7802
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609476C0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S6       CEDE & CO                                 20,955,000.00   17.6930
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609476E6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S6       CEDE & CO                                 64,000,000.00   54.0374
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609476H9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-S7       CEDE & CO - BOOK                          72,764,000.00   57.9752
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S7       CEDE & CO - BOOK                          11,931,000.00    9.5061
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S7       CEDE & CO - BOOK                          19,418,000.00   15.4714
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S7       CEDE & CO - BOOK                          11,938,000.00    9.5117
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S8       CEDE & CO - BOOK                         120,899,000.00   81.1177
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S8       CUDD & CO                                 12,089,800.00    8.1117
M-1           C/O CHASE MANHATTAN BANK
12/31/2001    ATTN FUNDS CLEARANCE DEPT
              P O BOX 35308
136022143     NEWARK
              NJ 07193-5308

1997-S9       CEDE & CO - BOOK                          25,000,000.00   16.2759
A-18          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S9       CEDE & CO - BOOK                          97,780,000.00   63.6584
A-20          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-S9       CUDD & CO                                 15,775,000.00   10.2701
M-1           C/O CHASE MANHATTAN BANK
12/31/2001    ATTN FUNDS CLEARANCE DEPT
              P O BOX 35308
136022143     NEWARK
              NJ 07193-5308

1998-NS1      CEDE & CO                                 83,716,000.00   51.9562
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972RS0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-NS1      CEDE & CO                                 49,419,000.00   30.6706
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972RT8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-NS1      CEDE & CO                                 15,046,000.00    9.3379
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972RU5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-NS1      CEDE & CO                                 10,000,000.00    6.2062
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972RV3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-NS2      CEDE & CO                                142,208,000.00   93.4165
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609723V9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S1       CEDE & CO - BOOK                          20,569,000.00   78.7678
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S1       AUL-AMERICAN UNITED LIFE INS CO            1,695,900.00    6.4944
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203

350145825     NEW YORK
              NY 10286

1998-S10      CEDE & CO - BOOK                          55,040,000.00   12.7855
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S10      CEDE & CO - BOOK                          50,036,000.00   11.6231
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S10      CEDE & CO - BOOK                          21,927,750.00    5.0937
A-11          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S10      CEDE & CO - BOOK                          42,530,910.00    9.8797
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S10      CEDE & CO - BOOK                         174,298,090.00   40.4886
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S10      CEDE & CO - BOOK                          36,513,000.00    8.4818
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S12      CEDE & CO - BOOK                         200,000,000.00   27.2485
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S12      CEDE & CO - BOOK                         107,500,000.00   14.6461
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S12      CEDE & CO - BOOK                          45,900,000.00    6.2535
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S12      CEDE & CO - BOOK                         137,011,000.00   18.6667
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S12      CEDE & CO - BOOK                          55,867,000.00    7.6115
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S12      CEDE & CO - BOOK                         119,900,000.00   16.3355
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S13      CEDE & CO - BOOK                          71,600,000.00    5.9168
A-14          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S13      CEDE & CO - BOOK                         145,800,000.00   12.0484
A-21          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S13      CEDE & CO - BOOK                          69,700,000.00    5.7598
A-23          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S13      CEDE & CO - BOOK                         150,000,000.00   12.3955
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S13      CEDE & CO - BOOK                         200,000,000.00   16.5273
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S13      CEDE & CO - BOOK                         157,000,000.00   12.9740
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S14      CEDE & CO - BOOK                         336,573,000.00   98.2212
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S15      CEDE & CO - BOOK                          85,659,800.00    8.4732
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S15      CEDE & CO - BOOK                         165,000,000.00   16.3214
A-11          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S15      CEDE & CO - BOOK                         308,396,000.00   30.5057
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S15      CEDE & CO - BOOK                         130,000,000.00   12.8593
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S15      CEDE & CO - BOOK                         110,000,000.00   10.8809
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S15      CEDE & CO - BOOK                          70,000,000.00    6.9242
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S16      CEDE & CO - BOOK                          30,019,419.00   19.5509
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S16      CEDE & CO - BOOK                         115,960,902.00   75.5226
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S17      CEDE & CO - BOOK                         175,000,000.00   11.3968
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S17      CEDE & CO - BOOK                         125,000,000.00    8.1405
A-15          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S17      CEDE & CO - BOOK                         117,200,000.00    7.6326
A-18          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S17      CEDE & CO - BOOK                         200,000,000.00   13.0249
A-19          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S17      CEDE & CO - BOOK                         267,500,000.00   17.4208
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S17      CEDE & CO - BOOK                         298,066,000.00   19.4114
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S18      CEDE & CO - BOOK                         150,000,000.00   29.3345
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S18      CEDE & CO - BOOK                         268,113,600.00   52.4332
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S18      CEDE & CO - BOOK                          69,949,400.00   13.6796
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S19      CEDE & CO - BOOK                         126,000,000.00   44.7773
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S19      CEDE & CO - BOOK                          14,750,000.00    5.2418
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S19      CEDE & CO - BOOK                          31,304,000.00   11.1247
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S19      CEDE & CO - BOOK                          17,000,000.00    6.0414
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S19      CEDE & CO - BOOK                          21,000,000.00    7.4629
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S19      CEDE & CO - BOOK                          53,750,000.00   19.1014
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S2       CEDE & CO - BOOK                         145,000,000.00   29.2614
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S2       CEDE & CO - BOOK                          52,053,000.00   10.5044
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S2       CEDE & CO - BOOK                          61,630,000.00   12.4371
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S2       CEDE & CO - BOOK                          47,500,000.00    9.5856
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S2       CEDE & CO - BOOK                         144,750,858.00   29.2111
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S20      CEDE & CO - BOOK                         165,188,000.00   16.3538
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S20      CEDE & CO - BOOK                          55,000,000.00    5.4451
A-18          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S20      CEDE & CO - BOOK                         181,711,000.00   17.9896
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S20      CEDE & CO - BOOK                         130,000,000.00   12.8702
A-20          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S20      CEDE & CO - BOOK                          55,460,000.00    5.4906
A-22          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S20      CEDE & CO - BOOK                          95,000,000.00    9.4051
A-23          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S20      CEDE & CO - BOOK                         101,693,000.00   10.0677
A-24          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S20      CEDE & CO - BOOK                          86,000,000.00    8.5141
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S21      CEDE & CO - BOOK                         179,662,800.00   43.7170
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S21      CEDE & CO - BOOK                          39,897,159.00    9.7081
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S21      CEDE & CO - BOOK                          74,807,000.00   18.2027
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S22      CEDE & CO - BOOK                         249,015,000.00   97.6132
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S23      CEDE & CO - BOOK                          94,120,000.00   18.3325
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S23      CEDE & CO - BOOK                         103,381,000.00   20.1363
A-11          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S23      CEDE & CO - BOOK                          90,189,000.00   17.5668
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S23      CEDE & CO - BOOK                          55,000,000.00   10.7128
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S23      CEDE & CO - BOOK                          39,366,000.00    7.6676
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S23      CEDE & CO - BOOK                          86,566,000.00   16.8611
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S24      CEDE & CO - BOOK                         100,000,000.00   19.3874
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S24      CEDE & CO - BOOK                          52,000,000.00   10.0815
A-22          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S24      CEDE & CO - BOOK                         137,806,000.00   26.7170
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S24      CEDE & CO - BOOK                         100,000,000.00   19.3874
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S25      CEDE & CO                                110,490,000.00   41.5696
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972R68     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S25      CEDE & CO                                144,250,000.00   54.2712
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972R76     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S26      CEDE & CO - BOOK                         150,000,000.00   28.8092
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S26      CEDE & CO - BOOK                         108,241,000.00   20.7889
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S26      CEDE & CO - BOOK                         176,500,000.00   33.8988
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S26      CEDE & CO - BOOK                          36,187,000.00    6.9501
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S27      CEDE & CO - BOOK                         150,004,300.00   75.2259
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S27      CEDE & CO - BOOK                          45,000,000.00   22.5671
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S28      CEDE & CO - BOOK                         190,692,000.00   49.4420
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S28      CEDE & CO - BOOK                          50,000,000.00   12.9638
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S28      CEDE & CO - BOOK                          30,732,000.00    7.9681
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S28      CEDE & CO - BOOK                          80,000,000.00   20.7422
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S29      CEDE & CO                                299,940,000.00   97.8216
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609724G1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S3       CEDE & CO - BOOK                         200,000,000.00   20.1953
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S3       CEDE & CO - BOOK                         100,574,000.00   10.1556
A-14          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S3       CEDE & CO - BOOK                         170,000,000.00   17.1660
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S3       CEDE & CO - BOOK                         117,273,000.00   11.8418
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S3       CEDE & CO - BOOK                         200,000,000.00   20.1953
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S30      CEDE & CO - BOOK                         218,961,000.00   41.9997
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S30      CEDE & CO - BOOK                          44,406,000.00    8.5177
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S30      CEDE & CO - BOOK                         157,198,000.00   30.1527
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S30      CEDE & CO - BOOK                          50,015,900.00    9.5937
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S31      CEDE & CO - BOOK                         465,771,000.00   71.4746
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S31      CEDE & CO - BOOK                          65,000,000.00    9.9745
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S31      CEDE & CO - BOOK                          50,000,000.00    7.6727
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S4       CEDE & CO - BOOK                          25,003,000.00    8.8993
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S4       CEDE & CO - BOOK                         182,584,000.00   64.9871
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S4       CEDE & CO - BOOK                          17,443,180.00    6.2085
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S4       CEDE & CO - BOOK                          50,006,820.00   17.7989
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S5       CEDE & CO                                 50,020,000.00    5.8400
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972PW3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S5       CEDE & CO                                133,110,000.00   15.5409
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972QF9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S5       CEDE & CO                                 88,772,000.00   10.3643
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972QH5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S5       CEDE & CO                                 98,000,000.00   11.4417
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972PX1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S5       CEDE & CO                                143,245,000.00   16.7242
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972PZ6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S5       CEDE & CO                                125,000,000.00   14.5940
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972QB8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S5       CEDE & CO                                125,000,000.00   14.5940
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972QC6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S6       CEDE & CO - BOOK                          74,314,000.00   20.5701
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S6       CEDE & CO - BOOK                         125,000,000.00   34.6000
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S6       CEDE & CO - BOOK                          39,990,000.00   11.0692
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S6       CEDE & CO - BOOK                          18,610,000.00    5.1512
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S6       CEDE & CO - BOOK                          34,150,000.00    9.4527
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S7       CEDE & CO - BOOK                         250,030,000.00   98.1268
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S8       CEDE & CO - BOOK                         150,860,000.00   22.2697
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S8       CEDE & CO - BOOK                          52,000,000.00    7.6761
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S8       CEDE & CO - BOOK                          65,000,000.00    9.5952
A-14          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S8       CEDE & CO - BOOK                         100,000,000.00   14.7618
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S8       CEDE & CO - BOOK                         158,092,000.00   23.3373
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1998-S9       CEDE & CO                                404,945,000.00   58.7859
1A1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972SF7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S9       CEDE & CO                                 91,805,649.00   13.3274
2A1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972SR1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-S9       CEDE & CO                                 59,046,351.00    8.5718
2A3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
760972ST7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S1       CEDE & CO                                274,924,300.00   97.7735
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
7609726D6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S10      CEDE & CO - BOOK                         139,185,000.00   77.6572
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S10      CEDE & CO - BOOK                          18,409,000.00   10.2712
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S10      CEDE & CO - BOOK                          17,500,000.00    9.7640
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S11      CEDE & CO - BOOK                          10,900,000.00   17.8570
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S11      CEDE & CO - BOOK                          14,422,190.00   23.6273
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S11      CEDE & CO - BOOK                          25,035,810.00   41.0151
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S11      CEDE & CO - BOOK                           5,351,300.00    8.7668
M-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S12      CEDE & CO - BOOK                          86,000,000.00   11.3536
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S12      CEDE & CO - BOOK                          55,465,200.00    7.3224
A-11          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S12      CEDE & CO - BOOK                         114,073,633.00   15.0598
A-12          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S12      CEDE & CO - BOOK                         143,900,000.00   18.9974
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S12      CEDE & CO - BOOK                          64,173,000.00    8.4720
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S12      CEDE & CO - BOOK                          52,630,000.00    6.9481
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S12      CEDE & CO - BOOK                          53,939,600.00    7.1210
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S12      CEDE & CO - BOOK                         102,913,367.00   13.5864
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S13      CEDE & CO - BOOK                          23,822,000.00    6.6114
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S13      CEDE & CO - BOOK                          23,716,000.00    6.5820
A-12          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S13      CEDE & CO - BOOK                          19,928,000.00    5.5307
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S13      CEDE & CO - BOOK                          20,934,000.00    5.8099
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S13      CEDE & CO - BOOK                          27,395,000.00    7.6030
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S13      CEDE & CO - BOOK                          30,693,000.00    8.5183
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S13      CEDE & CO - BOOK                         186,708,000.00   51.8177
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S14      CEDE & CO - BOOK                         149,660,000.00   18.6373
IA10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S14      CEDE & CO - BOOK                          47,147,000.00    5.8713
IA11          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S14      CEDE & CO - BOOK                          43,061,000.00    5.3624
IA13          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S14      CEDE & CO - BOOK                          58,482,000.00    7.2828
IA2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S14      CEDE & CO - BOOK                          53,842,000.00    6.7050
IA4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S14      CEDE & CO - BOOK                         148,000,000.00   18.4306
IA6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S14      CEDE & CO - BOOK                          40,973,000.00    5.1024
IA7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S14      CEDE & CO - BOOK                         119,513,000.00   14.8831
IIA1          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S15      CEDE & CO - BOOK                          50,000,000.00   17.7636
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S15      CEDE & CO - BOOK                         216,420,192.00   76.8882
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S16      CEDE & CO - BOOK                         215,644,482.00   40.9993
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S16      CEDE & CO - BOOK                          40,900,000.00    7.7761
A-10          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S16      CEDE & CO - BOOK                          36,030,100.00    6.8502
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S16      CEDE & CO - BOOK                          52,600,000.00   10.0006
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S16      CEDE & CO - BOOK                          45,286,094.00    8.6100
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S17      CEDE & CO - BOOK                         120,003,000.00   97.4010
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S18      CEDE & CO - DTC FAST                     153,751,000.00   41.6343
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S18      CEDE & CO - DTC FAST                      57,334,000.00   15.5255
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S18      CEDE & CO - DTC FAST                      26,469,000.00    7.1675
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S18      CEDE & CO - DTC FAST                      28,356,222.00    7.6786
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S18      CEDE & CO - DTC FAST                      35,364,000.00    9.5762
A-9           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S19      CEDE & CO - DTC FAST                      80,302,000.00   25.3772
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S19      CEDE & CO - DTC FAST                      50,098,000.00   15.8321
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S19      CEDE & CO - DTC FAST                      31,400,000.00    9.9231
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S19      CEDE & CO - DTC FAST                      30,789,000.00    9.7300
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S19      CEDE & CO - DTC FAST                     100,000,000.00   31.6022
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S2       CEDE & CO - BOOK                         200,000,000.00   41.7356
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S2       CEDE & CO - BOOK                          41,627,000.00    8.6866
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S2       CEDE & CO - BOOK                          78,240,000.00   16.3270
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S2       CEDE & CO - BOOK                          81,717,000.00   17.0525
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S20      CEDE & CO - DTC FAST                     135,073,000.00   97.1914
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S21      CEDE & CO - DTC FAST                     154,618,000.00   45.3300
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S21      CEDE & CO - DTC FAST                      21,610,000.00    6.3355
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S21      CEDE & CO - DTC FAST                      56,159,000.00   16.4644
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S21      CEDE & CO - DTC FAST                      18,948,000.00    5.5551
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S21      CEDE & CO - DTC FAST                      32,838,000.00    9.6272
A-9           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S22      CEDE & CO - DTC FAST                      75,000,000.00   48.6335
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S22      CEDE & CO - DTC FAST                      69,901,000.00   45.3271
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S23      CEDE & CO - DTC FAST                      67,396,000.00   20.5116
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S23      CEDE & CO - DTC FAST                      20,000,000.00    6.0869
A-10          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S23      CEDE & CO - DTC FAST                      41,200,000.00   12.5390
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S23      CEDE & CO - DTC FAST                      38,300,000.00   11.6564
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S23      CEDE & CO - DTC FAST                      99,300,000.00   30.2214
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S23      CEDE & CO - DTC FAST                      39,000,000.00   11.8694
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S24      CEDE & CO - DTC FAST                      55,500,000.00   29.9196
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S24      CEDE & CO - DTC FAST                      50,400,000.00   27.1702
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S24      CEDE & CO - DTC FAST                      12,027,000.00    6.4837
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S24      CEDE & CO - DTC FAST                      34,100,000.00   18.3830
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S24      AUER & CO                                 10,000,000.00    5.3909
IO-A          16 WALL STREET
12/31/2001    4TH FLOOR WINDOW 44

136064419     NEW YORK
              NY 10005

1999-S24      AUER & CO                                 10,000,000.00    5.3909
IO-B          16 WALL STREET
12/31/2001    4TH FLOOR WINDOW 44

136064419     NEW YORK
              NY 10005

1999-S25      CEDE & CO - DTC FAST                     130,105,000.00   96.9628
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

1999-S3       CEDE & CO - BOOK                         200,000,000.00   47.8432
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S3       CEDE & CO - BOOK                         100,000,000.00   23.9216
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S3       CEDE & CO - BOOK                          21,147,176.00    5.0587
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S3       CEDE & CO - BOOK                          52,231,000.00   12.4945
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S4       CEDE & CO - BOOK                         200,000,000.00   66.2578
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S4       CEDE & CO - BOOK                          28,183,000.00    9.3367
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S4       CEDE & CO - BOOK                          49,150,000.00   16.2828
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S5       CEDE & CO                                 66,467,470.00   13.2519
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YCP5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S5       CEDE & CO                                 35,184,230.00    7.0148
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YCR1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S5       CEDE & CO                                 52,195,270.00   10.4064
A-15          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YCU4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S5       CEDE & CO                                 38,704,000.00    7.7166
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YCF7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S5       CEDE & CO                                 75,730,000.00   15.0986
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YCG5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S5       CEDE & CO                                 55,958,000.00   11.1566
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YCM2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S5       CEDE & CO                                 85,429,000.00   17.0324
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YCN0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S6       CEDE & CO - BOOK                         100,099,000.00   93.3152
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S7       CEDE & CO - BOOK                         200,000,000.00   19.6756
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S7       CEDE & CO - BOOK                          57,796,000.00    5.6859
A-2           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S7       CEDE & CO - BOOK                         123,935,000.00   12.1925
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S7       CEDE & CO - BOOK                         200,000,000.00   19.6756
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S7       CEDE & CO - BOOK                         200,000,000.00   19.6756
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S8       CEDE & CO - BOOK                          30,015,321.00   13.1349
A-1           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S8       CEDE & CO - BOOK                          13,852,470.00    6.0619
A-3           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S8       CEDE & CO - BOOK                          14,584,319.00    6.3822
A-4           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S8       CEDE & CO - BOOK                          34,416,000.00   15.0607
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S8       CEDE & CO - BOOK                         100,000,000.00   43.7607
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S8       CEDE & CO - BOOK                          15,000,000.00    6.5641
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1999-S9       CEDE & CO                                198,895,000.00   39.0117
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YFM9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S9       CEDE & CO                                204,422,000.00   40.0958
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YFP2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-S9       CEDE & CO                                 50,977,000.00    9.9987
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110YFQ0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


2000-S1       CEDE & CO FAST                           194,943,000.00   61.8047
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YSM5     NEW YORK NY  10274
13-2555119


2000-S1       CEDE & CO FAST                            46,543,000.00   14.7560
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YSN3     NEW YORK NY  10274
13-2555119


2000-S1       CEDE & CO FAST                            21,182,000.00    6.7155
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YSP8     NEW YORK NY  10274
13-2555119


2000-S1       CEDE & CO FAST                            31,500,000.00    9.9868
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YSR4     NEW YORK NY  10274
13-2555119


2000-S10      CEDE & CO - DTC FAST                     100,000,000.00   28.5970
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S10      CEDE & CO - DTC FAST                      75,000,000.00   21.4477
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S10      CEDE & CO - DTC FAST                      57,018,361.00   16.3055
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S10      CEDE & CO - DTC FAST                      17,688,306.00    5.0583
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S10      CEDE & CO - DTC FAST                      24,500,000.00    7.0063
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S10      CEDE & CO - DTC FAST                      33,750,000.00    9.6515
A-8           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S11      CEDE & CO - DTC FAST                     361,765,000.00   77.2528
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S11      CEDE & CO - DTC FAST                      41,400,000.00    8.8407
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S11      CEDE & CO - DTC FAST                      46,800,000.00    9.9939
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S12      CEDE & CO - DTC FAST                     137,000,000.00   66.9945
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S12      CEDE & CO - DTC FAST                      22,955,680.00   11.2256
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S12      CEDE & CO - DTC FAST                      39,900,000.00   19.5115
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S13      CEDE & CO - DTC FAST                     183,197,544.00   67.7803
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S13      CEDE & CO - DTC FAST                      25,718,000.00    9.5153
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S13      CEDE & CO - DTC FAST                      26,020,000.00    9.6270
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S14      CEDE & CO - DTC FAST                     400,050,000.00   77.1455
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S14      CEDE & CO - DTC FAST                      47,630,000.00    9.1850
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S14      CEDE & CO - DTC FAST                      51,856,000.00    9.9999
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S15      CEDE & CO - DTC FAST                      25,000,000.00   20.5202
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S15      CEDE & CO - DTC FAST                      11,035,000.00    9.0576
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S15      CEDE & CO - DTC FAST                      22,005,600.00   18.0624
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S15      CEDE & CO - DTC FAST                      40,000,000.00   32.8323
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S15      CEDE & CO - DTC FAST                      10,847,000.00    8.9033
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S16      CEDE & CO - DTC FAST                     150,000,000.00   44.5294
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S16      CEDE & CO - DTC FAST                      19,178,800.00    5.6935
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S16      CEDE & CO - DTC FAST                     133,259,200.00   39.5596
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S2       CEDE & CO FAST                            60,000,000.00   14.2546
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YSY9     NEW YORK NY  10274
13-2555119


2000-S2       CEDE & CO FAST                            52,500,000.00   12.4728
A-10          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YTH5     NEW YORK NY  10274
13-2555119


2000-S2       CEDE & CO FAST                            49,330,000.00   11.7197
A-12          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YTK8     NEW YORK NY  10274
13-2555119


2000-S2       CEDE & CO FAST                            24,338,000.00    5.7821
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YSZ6     NEW YORK NY  10274
13-2555119


2000-S2       CEDE & CO FAST                            39,824,000.00    9.4613
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YTA0     NEW YORK NY  10274
13-2555119


2000-S2       CEDE & CO FAST                            35,801,500.00    8.5056
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YTC6     NEW YORK NY  10274
13-2555119


2000-S2       CEDE & CO FAST                           103,305,400.00   24.5430
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YTD4     NEW YORK NY  10274
13-2555119


2000-S3       CEDE & CO - DTC FAST                     200,160,000.00   96.9229
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S4       CEDE & CO - DTC FAST                      26,270,000.00   15.5777
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S4       CEDE & CO - DTC FAST                      18,296,000.00   10.8492
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S4       CEDE & CO - DTC FAST                      52,862,000.00   31.3464
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S4       CEDE & CO - DTC FAST                      24,750,000.00   14.6764
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S4       CEDE & CO - DTC FAST                      25,141,000.00   14.9082
A-8           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S5       CEDE & CO - DTC FAST                      40,192,000.00   24.0690
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S5       CEDE & CO - DTC FAST                      60,336,000.00   36.1322
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S5       CEDE & CO - DTC FAST                      45,545,000.00   27.2746
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S6       CEDE & CO - DTC FAST                     221,407,000.00   70.5731
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S6       CEDE & CO - DTC FAST                      18,957,000.00    6.0425
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S6       CEDE & CO - DTC FAST                      28,735,000.00    9.1592
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S6       CEDE & CO - DTC FAST                      29,961,000.00    9.5500
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S7       CEDE & CO - DTC FAST                      18,740,000.00   24.7803
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S7       CEDE & CO - DTC FAST                      13,327,000.00   17.6226
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S7       CEDE & CO - DTC FAST                      14,020,000.00   18.5389
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S7       CEDE & CO - DTC FAST                      19,880,000.00   26.2877
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S7       CEDE & CO - DTC FAST                       4,177,000.00    5.5233
M-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S8       CEDE & CO - DTC FAST                     125,016,000.00   97.1980
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S9       CEDE & CO - DTC FAST                     100,853,000.00   25.7335
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S9       CEDE & CO - DTC FAST                      36,596,690.00    9.3380
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S9       CEDE & CO - DTC FAST                      37,494,310.00    9.5670
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S9       CEDE & CO - DTC FAST                      82,716,000.00   21.1057
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-S9       CEDE & CO - DTC FAST                      88,776,000.00   22.6520
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S1       CEDE & CO FAST                           150,056,000.00   97.6701
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YG71     NEW YORK NY  10274
13-2555119


2001-S10      CEDE & CO - DTC FAST                      85,000,000.00   13.6519
IA2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S10      CEDE & CO - DTC FAST                      91,407,000.00   14.6810
IA3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S10      CEDE & CO - DTC FAST                     219,256,000.00   35.2149
IIA1          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S10      CEDE & CO - DTC FAST                      36,364,000.00    5.8405
IIA2          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S10      CEDE & CO - DTC FAST                      36,350,000.00    5.8382
IIA5          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S11      CEDE & CO - DTC FAST                      84,727,000.00   31.1070
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S11      CEDE & CO - DTC FAST                      27,095,000.00    9.9477
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S11      CEDE & CO - DTC FAST                      86,272,000.00   31.6742
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S11      CEDE & CO - DTC FAST                      49,411,000.00   18.1409
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S12      CEDE & CO - DTC FAST                      56,789,000.00   31.9602
IA1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S12      CEDE & CO - DTC FAST                      10,000,000.00    5.6279
IA2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S12      CEDE & CO - DTC FAST                      16,227,000.00    9.1324
IA3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S12      CEDE & CO - DTC FAST                      57,039,000.00   32.1009
IA4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S12      CEDE & CO - DTC FAST                      33,220,000.00   18.6958
IA7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S13      CEDE & CO - DTC FAST                     350,048,900.00   97.7749
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S14      CEDE & CO - DTC FAST                     196,000,000.00   28.1770
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S14      CEDE & CO - DTC FAST                     169,281,900.00   24.3360
A-10          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S14      CEDE & CO - DTC FAST                      40,000,000.00    5.7504
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S14      CEDE & CO - DTC FAST                      40,000,000.00    5.7504
A-8           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S14      CEDE & CO - DTC FAST                      50,000,000.00    7.1880
A-9           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S15      CEDE & CO - DTC FAST                     323,401,000.00   45.1850
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S15      CEDE & CO - DTC FAST                      83,375,000.00   11.6490
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S15      CEDE & CO - DTC FAST                     102,805,000.00   14.3637
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S15      CEDE & CO - DTC FAST                      79,850,000.00   11.1565
A-8           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S15      CEDE & CO - DTC FAST                      46,300,000.00    6.4689
A-9           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S16      CEDE & CO - DTC FAST                     150,006,000.00   98.0413
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S17      CEDE & CO - DTC FAST                      90,000,000.00   13.7371
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S17      CEDE & CO - DTC FAST                      72,140,000.00   11.0111
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S17      CEDE & CO - DTC FAST                      46,033,000.00    7.0262
A-28          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S17      CEDE & CO - DTC FAST                      41,550,000.00    6.3420
A-31          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S17      CEDE & CO - DTC FAST                     139,098,000.00   21.2312
IIA3          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S18      CEDE & CO - DTC FAST                      75,000,000.00   17.6754
A-10          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S18      CEDE & CO - DTC FAST                      25,838,400.00    6.0894
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S18      CEDE & CO - DTC FAST                     201,699,000.00   47.5348
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S18      CEDE & CO - DTC FAST                      38,660,824.00    9.1113
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S19      CEDE & CO - DTC FAST                     150,138,000.00   98.1101
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S2       CEDE & CO - DTC FAST                      94,753,000.00   45.1594
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S2       CEDE & CO - DTC FAST                      74,000,000.00   35.2685
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S2       CEDE & CO - DTC FAST                      10,491,000.00    5.0000
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S2       CEDE & CO - DTC FAST                      20,727,000.00    9.8785
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S20      CEDE & CO - DTC FAST                      30,001,000.00    8.2620
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S20      CEDE & CO - DTC FAST                      35,892,000.00    9.8843
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S20      CEDE & CO - DTC FAST                      37,948,000.00   10.4505
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S20      CEDE & CO - DTC FAST                      50,176,000.00   13.8180
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S20      CEDE & CO - DTC FAST                     139,616,000.00   38.4490
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S20      CEDE & CO - DTC FAST                      35,000,000.00    9.6387
A-9           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S21      CEDE & CO - DTC FAST                     205,151,000.00   89.5433
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S22      CEDE & CO - DTC FAST                      93,777,000.00   17.3225
IA1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S22      CEDE & CO - DTC FAST                      27,990,000.00    5.1703
IA2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S22      CEDE & CO - DTC FAST                     100,019,000.00   18.4756
IA4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S22      CEDE & CO - DTC FAST                      51,944,000.00    9.5951
IA7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S22      CEDE & CO - DTC FAST                      81,000,000.00   14.9624
IIA1          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S22      CEDE & CO - DTC FAST                      83,305,000.00   15.3881
IIA3          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S22      CEDE & CO - DTC FAST                      48,473,000.00    8.9540
IIA5          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S23      CEDE & CO - DTC FAST                      35,000,000.00    6.0600
IA1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S23      CEDE & CO - DTC FAST                      46,104,000.00    7.9826
IA14          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S23      CEDE & CO - DTC FAST                      39,017,000.00    6.7555
IA15          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S23      CEDE & CO - DTC FAST                      53,648,000.00    9.2888
IA2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S23      CEDE & CO - DTC FAST                      40,850,000.00    7.0729
IA4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S23      CEDE & CO - DTC FAST                     112,007,117.00   19.3933
IA7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S23      CEDE & CO - DTC FAST                      29,038,883.00    5.0279
IA8           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S24      CEDE & CO - DTC FAST                      79,616,000.00   15.2422
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S24      CEDE & CO - DTC FAST                      55,947,000.00   10.7108
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S24      CEDE & CO - DTC FAST                     108,352,000.00   20.7435
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S24      CEDE & CO - DTC FAST                     108,352,000.00   20.7435
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S24      CEDE & CO - DTC FAST                      55,000,000.00   10.5295
A-8           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S24      CEDE & CO - DTC FAST                      55,000,000.00   10.5295
A-9           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S25      CEDE & CO - DTC FAST                     205,839,000.00   90.0935
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S25      CEDE & CO - DTC FAST                      15,000,000.00    6.5653
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S26      CEDE & CO - DTC FAST                     150,000,000.00   20.5307
A-10          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S26      CEDE & CO - DTC FAST                      50,000,000.00    6.8436
A-15          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S26      CEDE & CO - DTC FAST                      40,000,000.00    5.4749
A-21          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S26      CEDE & CO - DTC FAST                      52,725,973.00    7.2167
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S26      CEDE & CO - DTC FAST                      37,863,000.00    5.1824
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S26      CEDE & CO - DTC FAST                     100,000,000.00   13.6872
A-8           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S26      CEDE & CO - DTC FAST                     100,000,000.00   13.6872
A-9           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S27      CEDE & CO - DTC FAST                      49,134,571.00   15.8850
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S27      CEDE & CO - DTC FAST                      49,134,571.00   15.8850
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S27      CEDE & CO - DTC FAST                      58,155,429.00   18.8014
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S27      CEDE & CO - DTC FAST                      20,000,000.00    6.4659
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S27      CEDE & CO - DTC FAST                      25,000,000.00    8.0824
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S27      CEDE & CO - DTC FAST                      74,000,000.00   23.9239
A-9           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S28      CEDE & CO - DTC FAST                     374,921,000.00   98.2990
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S29      CEDE & CO - DTC FAST                      45,754,000.00    7.9423
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S29      CEDE & CO - DTC FAST                      50,000,000.00    8.6794
A-10          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S29      CEDE & CO - DTC FAST                      70,159,000.00   12.1787
A-12          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S29      CEDE & CO - DTC FAST                     113,250,000.00   19.6587
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S29      CEDE & CO - DTC FAST                     181,082,000.00   31.4335
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S29      CEDE & CO - DTC FAST                      31,006,000.00    5.3822
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S3       CEDE & CO - DTC FAST                     174,982,000.00   96.4670
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S4       CEDE & CO - DTC FAST                      80,000,000.00   38.5161
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S4       CEDE & CO - DTC FAST                     100,385,000.00   48.3305
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S4       CEDE & CO - DTC FAST                      12,011,000.00    5.7827
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S5       CEDE & CO - DTC FAST                      86,822,000.00   28.4191
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S5       CEDE & CO - DTC FAST                      23,396,000.00    7.6581
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S5       CEDE & CO - DTC FAST                      71,110,000.00   23.2761
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S5       CEDE & CO - DTC FAST                      35,000,000.00   11.4564
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S5       CEDE & CO - DTC FAST                      46,500,000.00   15.2206
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S5       CEDE & CO - DTC FAST                      21,000,000.00    6.8738
A-6           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S6       CEDE & CO - DTC FAST                      20,000,000.00    8.8376
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S6       CEDE & CO - DTC FAST                      50,000,000.00   22.0940
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S6       CEDE & CO - DTC FAST                      20,000,000.00    8.8376
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S6       CEDE & CO - DTC FAST                      20,745,000.00    9.1668
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S6       CEDE & CO - DTC FAST                      53,853,000.00   23.7966
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S6       CEDE & CO - DTC FAST                      53,853,000.00   23.7966
A-7A          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S7       CEDE & CO FAST                            17,367,900.00   11.3893
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YM58     NEW YORK NY  10274
13-2555119


2001-S7       CEDE & CO FAST                            22,326,000.00   14.6407
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YM66     NEW YORK NY  10274
13-2555119


2001-S7       CEDE & CO FAST                            16,716,000.00   10.9618
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YM74     NEW YORK NY  10274
13-2555119


2001-S7       CEDE & CO FAST                            17,588,000.00   11.5337
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YM82     NEW YORK NY  10274
13-2555119


2001-S7       CEDE & CO FAST                            43,339,280.00   28.4206
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YN24     NEW YORK NY  10274
13-2555119


2001-S7       CEDE & CO FAST                            29,887,820.00   19.5995
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110YN32     NEW YORK NY  10274
13-2555119


2001-S8       CEDE & CO - DTC FAST                      75,000,000.00   28.9592
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S8       CEDE & CO - DTC FAST                      25,780,000.00    9.9543
A-4           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S8       CEDE & CO - DTC FAST                      86,953,000.00   33.5746
A-7           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S8       CEDE & CO - DTC FAST                      35,000,000.00   13.5143
A-8           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S9       CEDE & CO - DTC FAST                      70,000,000.00   26.9140
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S9       CEDE & CO - DTC FAST                      13,025,000.00    5.0079
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S9       CEDE & CO - DTC FAST                      25,868,000.00    9.9459
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-S9       CEDE & CO - DTC FAST                     134,001,000.00   51.5215
A-5           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-SA1      CEDE & CO - DTC FAST                     192,541,000.00   96.5499
A-1           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004